Form 10-K
period 2025-12-31
Bain Capital Specialty Finance, Inc.
filed 2026-02-27
CIK 1655050

F1,

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, was $664.7 million based on the number of shares held by non-affiliates of the registrant as of December 31, 2025. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose. As of February 26, 2026, 64,868,507 shares of common stock were outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2026 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K where indicated. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2025.

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

ii

•
Our Advisor and Administrator each have the ability to resign on 60 days' notice and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
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
•
We may be the target of litigation or stockholder activism.

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

Leverage is utilized to help the Company meet its investment objective. Any such leverage, if incurred, is expected to increase the total capital available for investment by the Company. As a BDC, we may also invest up to 30% of our portfolio opportunistically in “non-qualifying” portfolio investments, such as investments in non-U.S. companies.

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

About Bain Capital Credit

Bain Capital Credit was established in 1998. Bain Capital Credit and its subsidiaries (including the credit vehicles managed by its Alternative Investment Fund Manager affiliate except for vehicles managed by the Special Situations team) had approximately $61.0 billion in assets under management as of December 31, 2025. To date, Bain Capital Credit has invested across the credit products and fixed income universe, including performing and distressed bank loans, high yield bonds, debtor-in-possession loans, senior direct lending, mezzanine debt and other junior securities, structured products, credit-based equities and other investments. Bain Capital Credit has invested over $31.3 billion in the Senior Direct Lending Strategy since 1999 (of which approximately $5.9 billion has been invested within the 12‑month period ended September 30, 2025) and has an extensive track record as a non-traditional lender in the middle market. The Senior Direct Lending Strategy is defined as primarily consisting of investments in secured debt in companies with EBITDA of $10.0 million to $150.0 million.

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

As of December 31, 2025, our portfolio consisted of the following (dollars in thousands):

	As of December 31, 2025
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loan	$1,625,569	64.9%	$1,598,731	63.8%
Second Lien Senior Secured Loan	29,819	1.2	30,020	1.2
Subordinated Debt	99,272	4.0	95,687	3.8
Preferred Equity	121,965	4.9	157,244	6.3
Equity Interest	199,100	8.0	226,663	9.0
Warrants	—	—	1,045	0.0
Subordinated Notes in Investment Vehicles (1)	360,724	14.4	348,654	13.9
Preferred Equity Interest in Investment Vehicles (1)	10	0.0	1,836	0.1
Equity Interests in Investment Vehicles (1)	66,208	2.6	48,561	1.9
Total	$2,502,667	100.0%	$2,508,441	100.0%

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

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of December 31, 2025 (dollars in thousands):

	As of December 31, 2025
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies (1)	Percentage of Total
1	$7,319	0.3%	1	0.5%
2	2,378,872	94.8	190	93.5
3	103,166	4.1	6	3.0
4	19,084	0.8	6	3.0
Total	$2,508,441	100.0%	203	100.0%

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

Investment Advisory Agreement; Administration Agreement

Our investment activities are managed by the Advisor, which is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. We have entered into an Amended Advisory Agreement with the Advisor, pursuant to which we have agreed to pay the Advisor a base management fee (the “Base Management Fee”) and an incentive fee for its services. The cost of both the Base Management Fee and the incentive fee will ultimately be borne by our stockholders.

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

With respect to any calendar quarter that commences on or after January 1, 2019, pre-incentive fee net investment income in respect of the relevant Trailing Twelve Quarters is compared to a “Hurdle Amount” equal to the product of (i) the hurdle rate of 1.5% per quarter (6% annualized) and (ii) the sum of our net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The Hurdle Amount will be calculated after making appropriate adjustments to our NAV at the beginning of each applicable calendar quarter for our subscriptions (which shall include all issuances by us of shares of our common stock, including issuances pursuant to the Company’s dividend reinvestment plan (“DRIP”)) and distributions during the applicable calendar quarter.

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

We have also entered into an Administration Agreement with the Administrator, pursuant to which the Administrator provides the administrative services necessary for us to operate, and we utilize the Administrator’s office facilities, equipment and recordkeeping services. Pursuant to the Administration Agreement, the Administrator has agreed to oversee our public reporting requirements and tax reporting and monitor our expenses and the performance of professional services rendered to us by others. The Administrator has also hired a sub-administrator to assist in the provision of administrative services. We may reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including compensation paid to or compensatory distributions received by our officers (including our chief compliance officer (“Chief Compliance Officer”) and chief financial officer (“Chief Financial Officer”)) and any of their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley Act of 2002 (as amended, the “Sarbanes-Oxley Act”) internal control assessment. Our allocable portion of overhead is determined by the Administrator, which uses various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to the business and affairs of the Company, and will be subject to oversight by the Board. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Company incurred expenses related to the sub-administrator of $0.6 million, $0.6 million and $0.6 million for the years ended December 31, 2025, 2024 and 2023, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The Administrator would not seek reimbursement in the event that any such reimbursements would cause any distributions to our stockholders to constitute a return of capital. See “Fees and Expenses.” In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and we will reimburse the expenses of these parties incurred and paid by the Advisor on our behalf.

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

To the extent that expenses to be borne by us are paid by BCSF Advisors, we will generally reimburse BCSF Advisors for such expenses. To the extent the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to the Administrator. We will also reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including certain rent and compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment and fees paid to third-party providers for goods or services. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to our business and affairs, and will be subject to oversight by the Board. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. We incurred expenses related to the sub-administrator of $0.6 million, $0.6 million and $0.6 million for the years ended December 31, 2025, 2024 and 2023, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. BCSF Advisors will not be reimbursed to the extent that such reimbursements would cause any distributions to our stockholders to constitute a return of capital. All of the foregoing expenses are ultimately borne by our stockholders.

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

On July 2, 2025, the Co-Issuers refinanced the 2019‑1 CLO Reset Notes through a $430.3 million term debt securitization in the form of a collateralized loan obligation (the “CLO Reset Transaction”). The CLO Reset Transaction was executed through the issuance by the Co-Issuers of the following classes of notes pursuant to that certain second amended and restated indenture: (i) $232.0 million of Class A-1-RR Senior Secured Floating Rate Notes, which bear interest at the three-month SOFR plus 1.45%; (ii) $16.0 million of Class A-2-RR Senior Secured Floating Rate Notes, which bear interest at the three-month SOFR plus 1.60%; (iii) $24.0 million of Class A-3-RR Senior Secured Floating Rate Notes, which bear interest at the three-month SOFR plus 1.85%; (iv) $32.0 million of Class B-RR Secured Deferrable Floating Rate Notes, which bear interest at the three-month SOFR plus 2.35%; and (v) $24.0 million of Class C-RR Secured Deferrable Floating Rate Notes, which bear interest at the three-month SOFR plus 3.35% (collectively, the “2019-1 CLO Replacement Notes”). The 2019-1 CLO Replacement Notes will mature on July 15, 2036 and the reinvestment period ends April 15, 2027. As of December 31, 2025, the Company retained $32.0 million of the Class B-RR Notes and $24.0 million of the Class C-RR Notes. The Company continues to retain 100% of the Interests. The retained notes by the Company are eliminated in consolidation. The obligations of the 2019-1 Issuer under the 2019-1 CLO Transaction are non-recourse to the Company.

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

The Sumitomo Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of December 31, 2025, the Company was in compliance with its covenants related to the Sumitomo Credit Facility.

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

In connection with the March 2030 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the March 2030 Notes, the Company receives a fixed interest rate of 5.95% per annum and pays a floating interest rate of SOFR + 1.90% per annum on $350 million of the March 2030 Notes. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship. Please see “Item 8. Consolidated Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 7. Derivatives” for additional detail.

Dividend Reinvestment Plan

The Company has adopted a dividend reinvestment plan that provides for the reinvestment of cash dividends and distributions. Stockholders who do not “opt out” of the Company’s dividend reinvestment plan will have their cash dividends and distributions (net of applicable withholdings tax) automatically reinvested in additional shares of the Company’s common stock, rather than receiving cash dividends and distributions.

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

As a BDC, we are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 200% after each issuance of senior securities. Effective February 2, 2019, following stockholder approval of the reduced asset coverage requirements, the Company must maintain an asset coverage ratio of only 150%. We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, prior approval by the SEC. As a BDC, we are limited in our ability to invest in any portfolio company in which the Advisor or any of its affiliates currently has an investment or to make certain co-investments with the Advisor or its affiliates without an exemptive order from the SEC, subject to certain exceptions.

We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of investment companies in the aggregate. The portion of our portfolio invested in securities issued by investment companies ordinarily will subject our stockholders to additional expenses. Our investment portfolio is also subject to diversification requirements by virtue of our intention to qualify as a RIC for U.S. federal income tax purposes.

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

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as “temporary investments,” so that 70% of our assets are qualifying assets. See “Item 1. Business—Qualifying Assets.” Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our gross assets constitute repurchase agreements from a single counterparty, we may not satisfy the diversification tests in order to qualify as a RIC. See “Item 1. Business—Certain U.S. Federal Income Tax Consequences—Election to be Subject to be Taxed as a RIC.” Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Advisor will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

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

Election to be Taxed as a RIC

We have elected to be treated as a RIC under Subchapter M of the Code, beginning with our taxable year ended December 31, 2016. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders, for each taxable year, dividends of an amount at least equal to 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and determined without regard to any deduction for dividends paid (the “Annual Distribution Requirement”). Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute to our stockholders in respect of each calendar year dividends of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of the excess (if any) of our realized capital gains over our realized capital losses, or capital gain net income (adjusted for certain ordinary losses), generally for the one-year period ending on October 31 of the calendar year and (3) the sum of any net ordinary income plus capital gains net income for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). If we qualify as a RIC and satisfy the Annual Distribution Requirement, then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain (generally, net long-term capital gain in excess of net short-term capital loss) that we timely distribute (or are deemed to timely distribute) as dividends to our stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our stockholders.

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

In addition, as a RIC we are subject to ordinary income and capital gain distribution requirements under U.S. federal excise tax rules for each calendar year. If we do not meet the required distributions, we will be subject to a 4% nondeductible federal excise tax on the undistributed amount. The failure to meet U.S. federal excise tax distribution requirements will not cause us to lose our RIC status. Although we currently intend to make sufficient distributions each taxable year to satisfy the U.S. federal excise tax requirements, under certain circumstances, we may choose to retain taxable income or capital gains in excess of current year distributions into the next tax year in an amount less than what would trigger payments of U.S. federal income tax under Subchapter M of the Code. We may then be required to pay a 4% excise tax on such income or capital gains.

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

Investments in below investment grade instruments may present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we may cease to accrue interest, OID or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. We intend to address these and other issues to the extent necessary in order to seek to ensure that we distribute sufficient income to qualify for and maintain our treatment as a RIC for U.S. federal income tax purposes and to avoid any material U.S. federal income tax or the 4% nondeductible U.S. federal excise tax.

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

Should failure occur, not only would all our taxable income be subject to tax at regular corporate rates (as well as any applicable U.S. state and local taxes), we would not be able to deduct dividend distributions to stockholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, certain corporate stockholders would be eligible to claim a dividends received deduction with respect to such dividends and non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. Any amount treated as a return of capital will reduce a stockholder’s adjusted tax basis in our stock, thereby increasing the stockholder’s potential gain or reducing the stockholder’s potential loss on the subsequent sale or other disposition of our stock. If we fail to qualify as a RIC, we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five taxable years.

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

Investing in us is intended for long-term investors who can accept the risks associated with investing primarily in potentially illiquid, privately negotiated senior first lien, stretch senior (as further described hereinafter), senior second lien and unitranche loans. We may also invest, from time to time, in mezzanine debt and other junior investments, secondary purchases of assets or portfolios that primarily consist of middle market corporate debt, equity securities, distressed debt, debtor-in-possession loans, structured products, structurally subordinate loans, investments with deferred interest features, zero-coupon securities and defaulted securities. There can be no assurance that we will achieve our investment or performance objectives, including our targeted returns. Accordingly, the possibility of partial or total loss of our capital exists.

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

In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of, or may be adverse to the interests of, us or our stockholders. Although the professional staff of Bain Capital Credit will devote as much time to our management as appropriate to enable our Advisor to perform its duties in accordance with the Amended Advisory Agreement, Bain Capital Credit has, and will continue to have management responsibilities for Bain Capital Credit Clients. There is a potential that we will compete with these Bain Capital Credit Clients, for capital and investment opportunities. As a result, Bain Capital Credit and our portfolio managers will face conflicts in the allocation of investment opportunities among us and the Bain Capital Credit Clients and may make certain investments that are appropriate for us but for which we receive a relatively small allocation of such investment or no allocation at all. Bain Capital Credit intends to allocate investment opportunities among eligible Bain Capital Credit Clients in a manner that is fair and equitable over time and consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time, and we may not be given the opportunity to participate in investments made by investment funds managed by our Advisor or an investment manager affiliated with our Advisor, including Bain Capital Credit. In instances when investments are recommended for us and/or other participating Bain Capital Credit Clients, allocations among us and other Bain Capital Credit Clients, subject to applicable law and regulation, will be done in accordance with our Advisor’s trade allocation practice. There can be no assurance that we will be able to participate in all investment opportunities that are suitable for us.

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

As of December 31, 2025, we had approximately $1,473.0 million of outstanding borrowings under (i) the 2019-1 Notes, (ii) the March 2026 Notes, (iii) the October 2026 Notes, (iii) the Sumitomo Credit Facility, and (iv) the March 2030 Notes (collectively with the 2019-1 Notes, the March 2026 Notes, the October 2026 Notes and the Sumitomo Credit Facility, the “Borrowings”). The weighted average stated interest rate on our principal amount of outstanding indebtedness as of December 31, 2025 was 4.8% (excluding deferred financing costs, deferred issuance costs and unused fees). We intend to continue borrowing under the Borrowings in the future and we may increase the size of the Borrowings or issue debt securities or other evidences of indebtedness (although there can be no assurance that we will be successful in doing so). For more information on our indebtedness, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition, Liquidity and Capital Resources.” Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ at any particular time will depend on our Advisor’s and our Board’s assessments of market and other factors at the time of any proposed borrowing.

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

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming that we employ (i) our actual asset coverage ratio as of December 31, 2025 and (ii) a hypothetical asset coverage ratio of 150%, each at various annual returns on our portfolio as of December 31, 2025 , net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

Assumed Return on our Portfolio (Net of Expenses)	(10.00%)	(5.00%)	0.00%	5.00%	10.00%
Corresponding return to common stockholder assuming actual asset coverage as of December 31, 2025 (176%) (1)	(30.13)%	(18.22)%	(6.30)%	5.61%	17.53%
Corresponding return to common stockholder assuming 150% asset coverage (2)	(40.21)%	(24.88)%	(9.56)%	5.76%	21.09%

(1)
Based on (i) $2,662.6 million in total assets as of December 31, 2025, (ii) $1,473.0 million in outstanding indebtedness as of December 31, 2025, (iii) $1,117.4 million in net assets as of December 31, 2025, and (iv) an annualized average interest rate on our indebtedness, as of December 31, 2025, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 4.8%.
(2)
Based on (i) $3,424.4 million in total assets on a pro forma basis as of December 31, 2025, after giving effect of a hypothetical asset coverage ratio of 150%, (ii) $2,234.8 million in outstanding indebtedness on a pro forma basis as of December 31, 2025, after giving effect of a hypothetical asset coverage ratio of 150%, (iii) $1,117.4 million in net assets as of December 31, 2025, and (iv) an annualized average interest rate on our indebtedness, as of December 31, 2025, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 4.8%.

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

Under the terms of the relevant master loan sale agreement, we sold and/or contributed to the 2019-1 Issuer all of our ownership interest in our portfolio loans and participations for the purchase price and other consideration set forth in the master loan sale agreement (including an increase in the value of the “Membership Interests”). We hold 100% of the equity interests in the 2019-1 Issuer. As a result, we expect to consolidate the financial statements of the 2019-1 Issuer, as well as our other controlled subsidiaries, in our Consolidated Financial Statements. However, once contributed to a CLO, the underlying loans and participation interests have been securitized and are no longer our direct investment, and the risk-return profile has been altered. In general, rather than holding interests in the underlying loans and participation interests, we hold membership interests in a CLO issuer (i.e., the 2019-1 Issuer), with the CLO holding the underlying loans. As a result, we are subject both to the risks and benefits associated with the equity interests of the CLO (i.e., the Membership Interests) and the risks and benefits associated with the underlying loans and participation interests held by the 2019-1 Issuer.

We are subject to significant restrictions on our ability to advise the 2019-1 Issuer.

We will manage the assets of the 2019-1 Issuer pursuant to a portfolio management agreement with the 2019-1 Issuer (the “Portfolio Management Agreement”). The indenture governing the 2019-1 Notes (the “2019-1 Indenture”) and the Portfolio Management Agreement place significant restrictions on our ability to advise the 2019-1 Issuer to buy and sell collateral obligations, and we are subject to compliance with the 2019-1 Indenture and the Portfolio Management Agreement. As a result of the restrictions contained in the 2019-1 Indenture and the Portfolio Management Agreement, the 2019-1 Issuer may be unable to buy or sell collateral obligations or to take other actions that we might consider in the interest of the 2019-1 Issuer and the holders of 2019-1 Notes, and we may be required to make investment decisions on behalf of the 2019-1 Issuer that are different from those made for our other clients. In addition, we may pursue any strategy consistent with the 2019-1 Indenture and the Portfolio Management Agreement, and there can be no assurance that such strategy will not change from time to time in the future. Further, for so long as we manage the assets of the 2019-1 Issuer pursuant to the Portfolio Management Agreement, we will elect to not charge any portfolio management fee to which we may be entitled under the Portfolio Management Agreement.

In our role as portfolio manager of the 2019-1 Issuer, we will be acting solely in the best interests of the 2019-1 Issuer and not in the best interests of the Membership Interests of the 2019-1 Issuer that we hold. As the interests of the holders of the 2019-1 Notes are senior in the 2019-1 Issuer’s capital structure to our Membership Interests, we may incur losses if we are required to dispose of a portion of the portfolio of the 2019-1 Issuer at inopportune times in order to satisfy the outstanding obligations of the holders of the related 2019-1 Notes.

The subordination of the Membership Interests will affect our right to payment.

The Membership Interests are subordinated to the 2019-1 Notes and certain fees and expenses. If any Coverage Test (defined below) is not satisfied as of a determination date, cash flows (if any) and proceeds otherwise payable to the 2019-1 Issuer (which the 2019-1 Issuer could have otherwise distributed with respect to the Membership Interests) will be diverted to the payment of principal on the 2019-1 Notes. If the 2019-1 Issuer has not received confirmation from S&P Global Ratings of its initial ratings of each class of the 2019-1 Notes, or if we fail to hold the required amount of Membership Interests as required by EU risk retention regulations (“Retention Deficiency”), proceeds will be diverted to pay principal on the 2019-1 Notes or to purchase additional collateral obligations (or, in the case of a Retention Deficiency, to the extent necessary to reduce such Retention Deficiency to zero).

Although these tests generally compare the principal balance of the collateral obligations to the aggregate outstanding principal amount of the 2019-1 Notes, certain reductions are applied to the principal balance of collateral obligations in connection with certain events, such as defaults or ratings downgrades to “CCC” levels or below, in each case that may increase the likelihood that one or more Overcollateralization Ratio Tests may not be satisfied.

On the scheduled maturity of the 2019-1 Notes or if acceleration of the 2019-1 Notes occurs after an event of default, proceeds available after the payment of certain administrative expenses will be applied to pay both principal of and interest on the 2019-1 Notes until the 2019-1 Notes are paid in full before any further payment will be made on the Membership Interests. As a result, the Membership Interests would not receive any payments until the 2019-1 Notes are paid in full.

In addition, if an event of default occurs and is continuing, the holders of the 2019-1 Notes will be entitled to determine the remedies to be exercised under the 2019-1 Indenture. Remedies pursued by the holders of the 2019-1 Notes could be adverse to our interests as the holder of the Membership Interests, and the holders of the 2019-1 Notes will have no obligation to consider any possible adverse effect on such other interests. See “— The holders of certain 2019-1 Notes will control many rights under the 2019-1 Indenture and therefore, we will have limited rights in connection with an event of default or distributions thereunder.”

The holders of certain 2019-1 Notes will control many rights under the 2019-1 Indenture and therefore, we will have limited rights in connection with an event of default or distributions thereunder.

Under the 2019-1 Indenture, many of our rights as the holder of the Membership Interests will be controlled by the holders of certain of the 2019-1 Notes. Remedies pursued by such holders upon an event of default could be adverse to our interests. If the 2019-1 Notes are accelerated following an event of default, proceeds of any realization on the assets will be allocated to the 2019-1 Notes (in order of seniority) and certain other amounts owing by the 2019-1 Issuer will be paid in full before any allocation to us as the holder of the Membership Interests. Although we as the holder of the Membership Interests will have the right, subject to the conditions set forth in the 2019-1 Indenture, to purchase the assets in a sale by the trustee, if an event of default (or otherwise, an acceleration of the 2019-1 Notes following an event of default) has occurred and is continuing, we will not have any creditors’ rights against the 2019-1 Issuer and will not have the right to determine the remedies to be exercised under the 2019-1 Indenture. There is no guarantee that any funds will remain to make distributions to us as the holder of the Membership Interests following any liquidation of the assets and the application of the proceeds from the assets to pay the 2019-1 Notes and the fees, expenses, and other liabilities payable by the 2019-1 Issuer. The ability of the holders of the 2019-1 Notes to direct the sale and liquidation of the assets is subject to certain limitations. As set forth in the 2019-1 Indenture, notwithstanding any acceleration, if an event of default occurs and is continuing and the trustee has not commenced remedies under the 2019-1 Indenture, we as the portfolio manager of the 2019-1 Issuer may continue to direct dispositions and purchases of collateral obligations to the extent permitted under the 2019-1 Indenture.

If an event of default has occurred and is continuing (unless the trustee has commenced remedies pursuant to the 2019-1 Indenture), then (x) we as the portfolio manager of the 2019-1 Issuer may continue to direct sales and other dispositions, and purchases, of collateral obligations in accordance with and to the extent permitted pursuant to the 2019-1 Indenture and (y) the trustee will retain the assets securing the 2019-1 Notes intact, collect and cause the collection of the proceeds thereof and make and apply all payments and deposits and maintain all accounts in respect of the assets and the 2019-1 Notes in accordance with the 2019-1 Indenture, unless: (i) the trustee, pursuant to the 2019-1 Indenture and in consultation with us as the portfolio manager of the 2019-1 Issuer, determines that the anticipated proceeds of a sale or liquidation of the assets (after deducting the anticipated reasonable expenses of such sale or liquidation) would be sufficient to discharge in full the amounts then due (or, in the case of interest, accrued) and unpaid on the 2019-1 Notes for principal and interest (including accrued and unpaid deferred interest), and all other amounts payable pursuant to the priority of distributions prior to payment of principal on such 2019-1 Notes (including amounts due and owing, and amounts anticipated to be due and owing, as administrative expenses (without regard to any applicable limitation on such expenses)), and we as the portfolio manager of the 2019-1 Issuer and the holders of at least 66 2∕3% (a “Supermajority”) of the most senior outstanding class of the 2019-1 Notes agree with such determination; (ii) in the case of certain events of default, a Supermajority of the most senior outstanding class of the 2019-1 Notes directs the sale and liquidation of the assets; or (iii) a Supermajority of each class of the 2019-1 Notes (voting separately by class) directs the sale and liquidation of the assets.

The 2019-1 Indenture requires mandatory redemption of the 2019-1 Notes for failure to satisfy applicable Coverage Tests.

Under the documents governing the 2019-1 CLO Transaction, there are two coverage tests (the “Coverage Tests”) applicable to the 2019-1 Notes.

The first such test (the “Interest Coverage Test”) compares the amount of interest proceeds received on the portfolio loans held by the 2019-1 Issuer to the amount of interest due and payable on the 2019-1 Notes. To meet this first test, for each class of the 2019-1 Notes in the 2019-1 CLO Transaction, interest received on the portfolio loans must be equal to or greater than a certain threshold percentage with respect to each such class.

The second such test (the “Overcollateralization Ratio Test”) compares the adjusted collateral principal amount of the portfolio of collateral obligations of the 2019-1 CLO Transaction to the aggregate outstanding principal amount of the 2019-1 Notes. To meet this second test at any time, for each class of the 2019-1 Notes, the adjusted collateral principal amount of such collateral obligations must satisfy a certain threshold percentage amount of the outstanding principal amount of the applicable class of the 2019-1 Notes.

If a Coverage Test is not met on any determination date on which such Coverage Test is applicable, the 2019-1 Issuer will apply available amounts to redeem the 2019-1 Notes in an amount necessary to cause such Coverage Test to be satisfied. This could result in an elimination, deferral or reduction in the payments of distributions to the 2019-1 Issuer (and as such, to us as the holder of the Membership Interests and indirect beneficiary of any such payments to the 2019-1 Issuer).

We may resign or be removed or terminated as portfolio manager of the 2019-1 Issuer.

We may resign or be removed or terminated as portfolio manager of the 2019-1 Issuer in a number of circumstances, including the breach of certain terms of the 2019-1 Indenture and the Portfolio Management Agreement. In addition, because a new portfolio manager may not be able to manage the 2019-1 Issuer according to the standards of the 2019-1 Indenture and the Portfolio Management Agreement, any transfer of the portfolio management functions to another entity could result in reduced or delayed collections, delays in processing loan transfers and information regarding the loans and a failure to meet all of the applicable procedures required by the Portfolio Management Agreement. Consequently, the termination or removal of us as portfolio manager of the 2019-1 Issuer could have material and adverse effects on our performance.

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

We may, however, invest alongside Bain Capital Credit Clients in certain circumstances where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations or exemptive orders. For example, we may invest alongside Bain Capital Credit Clients consistent with guidance promulgated by the SEC staff to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that Bain Capital Credit and our Advisor, acting on our behalf and on behalf of such Bain Capital Credit Clients, negotiates no term other than price. We may also invest alongside Bain Capital Credit Clients as otherwise permissible under regulatory guidance, applicable regulations or exemptive orders and Bain Capital Credit’s allocation policy. If we are prohibited by applicable law from investing alongside Bain Capital Credit Clients with respect to an investment opportunity, we may not be able to participate in such investment opportunity. In instances when investments are recommended for us and/or other participating Bain Capital Credit Clients, allocations among us and other Bain Capital Credit Clients, subject to applicable law and regulation, will be done in accordance with our Advisor’s trade allocation practice. However, there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us.

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

We invest alongside our affiliates, subject to compliance with applicable regulations and our allocation procedures. Certain types of negotiated co-investments will be made only in accordance with the terms of the exemptive order applicable to the Company received from the SEC on December 23, 2025 (the “Order”). Under the terms of the Order, a majority of our Independent Directors must reach certain conclusions in connection with certain co-investment transactions (e.g., in the case of follow-on investments in an existing issuer in which affiliates, but not the Company, have an existing investment, and non-pro rata follow-on investments in, and dispositions of, securities of an existing issuer), including that (i) the terms of the proposed transaction are reasonable and fair to the Company and its shareholders and do not involve overreaching in respect of the Company or its shareholders on the part of any person concerned, and (ii)
the transaction is consistent with the interests of the Company’s shareholders and is consistent with the Company’s then-current investment objectives and strategies. In certain situations where co-investment with one or more funds managed by the Advisor or its affiliates is not covered by the Order, the personnel of the Advisor or its affiliates will need to decide which funds will proceed with the investment. Such personnel will make these determinations based on policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations.

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

Debt portfolios are subject to credit and interest rate risk. “Credit risk” refers to the likelihood that an issuer will default in the payment of principal and/or interest on an instrument. Financial strength and solvency of an issuer are the primary factors influencing credit risk. In addition, subordination, lack or inadequacy of collateral or credit enhancement for a debt instrument may affect its credit risk. Credit risk may change over the life of an instrument, and securities which are rated by rating agencies are often reviewed and may be subject to downgrade. “Interest rate risk” refers to the risks associated with market changes in interest rates, including the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Factors that may affect market interest rates include, without limitation, inflation, slow or stagnant economic growth or recession, unemployment, money supply and the monetary policies of the Federal Reserve Board and central banks throughout the world, international disorders and instability in domestic and foreign financial markets. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest-earning assets and our interest expense incurred in connection with our interest-bearing debt and liabilities.
Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including EURIBOR, BBSY, CORRA, SOFR, SONIA, NIBOR and BKBM.

While the Federal Reserve raised interest rates throughout 2022 and 2023, as inflation pressures have eased in recent periods, the Federal Reserve has relaxed its monetary policies and cut the interest rates to support the broader economy. In 2024 and 2025, the U.S.
Federal Reserve announced several benchmark rate cuts. These developments, along with domestic and international debt and credit concerns, could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets on favorable terms. A prolonged reduction in interest rates could reduce our gross investment income and could result in a decrease in our net investment income if such decreases in interest rates are not offset by a corresponding increase in the interest rates that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to SOFR or other interest rate benchmark. Interest rate changes may also affect the value of a debt instrument indirectly (especially in the case of fixed rate securities) and directly (especially in the case of instruments whose rates are adjustable). In general, rising interest rates will negatively impact the price of a fixed rate debt instrument and falling interest rates will have a positive effect on price. Adjustable rate instruments may also react to interest rate changes in a similar manner although generally to a lesser degree (depending, however, on the characteristics of the reset terms, including, among other factors, the index chosen, frequency of reset and reset caps or floors). Interest rate sensitivity is generally more pronounced and less predictable in instruments with uncertain payment or prepayment schedules. We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other. In a changing interest rate environment, we may not be able to manage this risk effectively, which in turn could adversely affect our performance.

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
•
market prices of zero-coupon or PIK securities are affected to a greater extent by interest rate changes and may be more volatile than securities that pay interest periodically and in cash, and PIK securities are usually less volatile than zero-coupon bonds, but more volatile than cash pay securities;
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

We may be subject to risks related to investments in companies in the software industry.

The software industry can be significantly affected by intense competition, aggressive pricing, technological innovations, and product obsolescence. Companies in the software industry are subject to significant competitive pressures, such as aggressive pricing, new market entrants, competition for market share, short product cycles due to an accelerated rate of technological developments and the potential for limited earnings and/or falling profit margins. These companies also face the risks that new services, equipment or technologies will not be accepted by consumers and businesses or will become rapidly obsolete. These factors can affect the profitability of these companies and, as a result, the value of their securities. Also, patent protection is integral to the success of many companies in this industry, and profitability can be affected materially by, among other things, the cost of obtaining (or failing to obtain) patent approvals, the cost of litigating patent infringement and the loss of patent protection for products (which significantly increases pricing pressures and can materially reduce profitability with respect to such products). In addition, many software companies have limited operating histories. Prices of these companies’ securities historically have been more volatile than other securities, especially over the short term.

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

Under the DRIP, if a stockholder owns shares of our common stock, the stockholder will have all cash distributions (net of applicable withholding tax) automatically reinvested in additional shares of that stockholder’s common stock unless such stockholder, or his, her or its nominee on such stockholder’s behalf, specifically “opts out” of the DRIP by delivering a written notice to the plan administrator prior to the record date of the next distribution. If a stockholder does not “opt out” of the DRIP, that stockholder will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in our common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, a stockholder may have to use funds from other sources to pay U.S. federal income tax liability on the value of the common stock received. Even if a stockholder chooses to “opt out” of the DRIP, we will have the ability to declare a large portion of a dividend in shares of our common stock instead of in cash in order to satisfy the Annual Distribution Requirement (as defined above “Item 1. Business—Certain U.S. Federal Income Tax Consequences—Election to be Taxed as a RIC”). As long as a portion of this dividend is paid in cash and certain requirements are met, the entire distribution will be treated as a dividend for U.S. federal income tax purposes. As a result, a stockholder generally will be subject to tax on 100% of the fair market value of the dividend on the date the dividend is received by the stockholder in the same manner as a cash dividend, even though most of the dividend was paid in shares of common stock.

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

We may retain some income and capital gains in the future, including for purposes of providing us with additional liquidity, which amounts would be subject to the 4% nondeductible U.S. federal excise tax. In that event, we will be liable for the tax on the amount by which we do not meet the foregoing distribution requirement. See Item 1. Business—Certain U.S. Federal Income Tax Consequences.

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

We may invest in certain debt and equity investments through taxable subsidiaries and the net taxable income of these taxable subsidiaries will be subject to U.S. federal and state corporate income taxes. We also may invest in certain foreign debt and equity investments which could be subject to foreign taxes (such as income tax, withholding, and value added taxes). If we fail to maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the amount of our distributions.

We may be impacted by changes in federal tax legislation.

At any time, the U.S. federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Any of those new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our stockholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments.

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

We have 64,868,507 shares of common stock outstanding. Sales of substantial amounts of our common stock, or the availability of such shares for sale, could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so.

Our stockholders will experience dilution in their ownership percentage if they opt out of our DRIP.

We have adopted a DRIP, pursuant to which we will reinvest all cash distributions declared by the Board on behalf of stockholders who do not elect to receive their distributions in cash. As a result, if the Board authorizes, and we declare, a cash distribution, then our stockholders who have not opted out of our DRIP will have their cash distributions automatically reinvested (net of applicable withholding tax) in additional common stock, rather than receiving the cash distribution. See Item 1. Business “Dividend Reinvestment Plan” for a description of our dividend policy and obligations.

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

From time to time, capital markets may experience periods of disruption and instability. Such disruptions may result in, amongst other things, write-offs, the re-pricing of credit risk, the failure of financial institutions or worsening general economic conditions, any of which could materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and financial services firms in particular. There can be no assurance these market conditions will not occur or worsen in the future, including as a result of the United Kingdom leaving the European Union, the Russia-Ukraine war, the Israel-Hamas war, outbreaks of disease epidemics and pandemics such as the avian influenza and the coronavirus (COVID-19), rising interest rates or renewed inflationary pressure.

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

We are subject to risks associated with artificial intelligence.

In recent years, technological advances have fueled the rapid growth of artificial intelligence, including machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other materials (collectively, “AI”), in particular generative AI, and accordingly, the use of AI is becoming increasingly prevalent in a number of sectors. Due to the rate at which AI is improving and the scope of its potential application broadening, at this time, it is unclear what impact (including, where relevant, opportunities) AI may have on the Company and/or the Company’s investments, as well as the wider financial sector. Recent technological advances in AI pose risks to us, the Advisor, and our portfolio investments. We and our portfolio investments could also be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to us, also use AI in their business activities. We and our portfolio companies may not be in a position to control the use of AI technology in third-party products or services.

Use of AI could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming accessible by other third-party AI applications and users. Inappropriate deployment of AI by a portfolio investment of the Company could have a material adverse impact on such investment, and therefore a negative impact on the Company and investors. In addition, the use of AI by bad actors could heighten the sophistication and effectiveness of cyber and security attacks experienced by our portfolio companies and the Advisor.

Independent of its context of use, AI technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that AI technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error — potentially materially so — and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of AI technology. To the extent that we or our portfolio investments are exposed to the risks of AI use, any such inaccuracies or errors could have adverse impacts on us or our investments.

The rise of AI has also brought a renewed focus from governments and regulators on the regulation of such technology. AI is the subject of ongoing review by various U.S. governmental and regulatory agencies, and various U.S. states and other non-U.S. jurisdictions are applying, or are considering applying, their platform moderation, cybersecurity, and data protection laws to AI or are considering general legal frameworks for AI, such as the European Union Artificial Intelligence Act. Other jurisdictions (including the U.S. and UK) are considering or proposing their own approaches to the regulation of AI. Such laws and/or regulations could have a material adverse impact on the Company and/or the Company’s investments.

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

We may be the target of litigation or stockholder activism.

We may be the target of securities litigation in the future, particularly if the value of shares of our common stock fluctuates significantly. We could also generally be subject to litigation, including derivative actions by our stockholders. In addition our investment activities subject us to litigation relating to the bankruptcy process and the normal risks of becoming involved in litigation by third parties. This risk is somewhat greater where we exercise control or significant influence over a portfolio company’s direction. In addition, stockholder activism, which could take many forms or arise in a variety of situations, including making public demands that we consider strategic alternatives, engaging in public campaigns to attempt to influence our corporate governance and/or our management, and commencing proxy contests to attempt to elect the activists' representatives or others to the Board, has increased in the BDC space in recent years. Any litigation or stockholder activism could result in substantial costs and divert management’s attention and resources from our business and cause a material adverse effect on our business, financial condition and results of operations. Such litigation or stockholder activism could also give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers, make it more difficult for Bain Capital Credit to attract and retain qualified personnel, and subject our stock price to significant fluctuation or other adverse effects arising from the events, risks and uncertainties of any such litigation or activism.

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

Additionally, new regulatory initiatives related to ESG could adversely affect our business. We are, and our portfolio companies may be, or could in the future become subject to the risk that new regulatory initiatives might be introduced in other jurisdictions in the future. Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability. On the other hand, certain state governments have begun to challenge the use of ESG factors in investment decisions, potentially setting up conflicting standards for the Company to address.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

The Company has processes in place to assess, identify, and manage material risks from cybersecurity threats. The Company relies on the cybersecurity strategy and policies implemented by Bain Capital, the parent of the Advisor and Administrator, which apply to the Company and its operations.

Bain Capital has adopted and implemented an Information and Cybersecurity Program (“Cybersecurity Program”) that prioritizes detection and analysis of and response to cybersecurity threats, management of security risks and resilience against cyber incidents, including those that may impact the Company. The Cybersecurity Program aligns with National Institute of Standards and Technology Cybersecurity Framework (NIST CSF) and is reviewed and adjusted as needed and is approved by Bain Capital’s Chief Information Security Officer (“CISO”).

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

Material Impact of Cybersecurity Risks

During the reporting period, we have not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or that are reasonably likely to materially affect the Company, including our business strategy, operational results, and financial condition. However, future incidents could have a material impact on our business strategy, results of operations or financial condition. For additional discussion of the risks posed by cybersecurity threats, see “Item 1A. Risk Factors— General Risk Factors— We are highly dependent on information systems, and systems failures or cyber-attacks could significantly disrupt our business, which may, in turn, negatively affect the value of our common stock and our ability to pay distributions.”

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

Bain Capital’s CISO and Information Security Team are responsible for the Cybersecurity Program applicable to the Company and, along with the Company’s CCO, are responsible for assessing and managing material risks from cybersecurity threats that impact the Company. The CCO of the Company oversees the Company’s oversight function generally and relies on Bain Capital’s CISO to assist with assessing and managing material risks from cybersecurity threats. The Company’s CCO was appointed to the role effective February 18, 2026. The CCO had previously served in a compliance and oversight function at the Company for 10 years. Members of Bain Capital’s management also possess relevant expertise in various disciplines that are key to effectively managing such risks, such as extensive experience in managing compliance risks in the financial sector, including those related to cybersecurity. Bain Capital’s CISO has deep expertise in cybersecurity, holding the CISSP certification and having completed an Executive Master’s in Cyber Security from Brown University and having received a Chief Risk Officer Certificate from Carnegie Mellon. Members of Bain Capital’s Information Security Team hold various industry certifications and regularly attend trainings and industry conferences.

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

Holders

As of February 24, 2026, there were approximately 113 holders of record of our common stock.

Distribution Policy

To the extent that we have income available, we intend to authorize and declare quarterly distributions to our stockholders. Our quarterly distributions, if any, will be determined by the Board. Any distributions to our stockholders will be declared out of assets legally available for distribution.

The Company has elected to be treated as a RIC under Subchapter M of the Code. To qualify for and maintain RIC tax treatment, among other things, the Company must distribute dividends to our stockholders in respect of each taxable year of an amount at least equal to 90% of the sum of our net ordinary income and net short-term capital gains in excess of our net long-term capital losses (“investment company taxable income”), determined without regard to any deduction for distributions paid. In order to avoid 4% nondeductible excise taxes imposed on RICs, the Company is required to distribute dividends to its stockholders in respect of each calendar year of an amount at least equal to the sum of: (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for such calendar year; (2) 98.2% of our capital gains in excess of capital losses (“capital gain net income”), adjusted for certain ordinary losses, generally for the one-year period ending on October 31 of such calendar year; and (3) any net ordinary income and capital gain net income for preceding years that were not distributed during such years and on which the Company previously did not incur any U.S. federal income tax.

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

The following table summarizes distributions declared during the years ended December 31, 2025, 2024 and 2023 (dollars in thousands):

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
February 28, 2023	March 31, 2023	April 28, 2023	$0.38	$24,534
May 9, 2023	June 30, 2023	July 31, 2023	$0.38	$24,534
August 8, 2023	September 29, 2023	October 31, 2023	$0.42	$27,116
November 6, 2023	December 29, 2023	January 31, 2024	$0.42	$27,116
February 27, 2024	March 28, 2024	April 30, 2024	$0.42	$27,116
February 27, 2024	March 28, 2024	April 30, 2024	$0.03	$1,937	(1)
May 6, 2024	June 28, 2024	July 29, 2024	$0.42	$27,116
May 6, 2024	June 28, 2024	July 29, 2024	$0.03	$1,937	(1)
August 6, 2024	September 30, 2024	October 31, 2024	$0.42	$27,116
August 6, 2024	September 30, 2024	October 31, 2024	$0.03	$1,937	(1)
November 5, 2024	December 31, 2024	January 31, 2025	$0.42	$27,116
November 5, 2024	December 31, 2024	January 31, 2025	$0.03	$1,937	(1)
February 27, 2025	March 17, 2025	March 31, 2025	$0.42	$27,245
February 27, 2025	March 17, 2025	March 31, 2025	$0.03	$1,946	(1)
May 5, 2025	June 16, 2025	June 30, 2025	$0.42	$27,245
May 5, 2025	June 16, 2025	June 30, 2025	$0.03	$1,946	(1)
August 5, 2025	September 16, 2025	September 30, 2025	$0.42	$27,245
August 5, 2025	September 16, 2025	September 30, 2025	$0.03	$1,946	(1)
November 10, 2025	December 16, 2025	December 30, 2025	$0.42	$27,245
November 10, 2025	December 16, 2025	December 30, 2025	$0.03	$1,946	(1)
December 22, 2025	December 31, 2025	January 26, 2026	$0.15	$9,730	(1)
Total distributions declared			$5.35	$346,006

(1) Represents a special dividend.

Dividend Reinvestment Plan

We have adopted a DRIP that provides for the reinvestment of dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash as provided below. As a result, if our Board declares a cash distribution, then our stockholders who acquire shares of our common stock after our listing and have not elected to “opt out” of our DRIP will have their cash distributions (net of applicable withholding tax) automatically reinvested in additional shares of our common stock as described below. Any stockholders who held shares of our common stock prior to our listing had to opt in to the DRIP.

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

Performance Graph

The following graph compares the return on our common stock with that of the S&P BDC Index and the Standard & Poor’s 500 Stock Index, for the period from November 15, 2018, the date our common stock began trading, through December 31, 2025. The graph assumes that, on November 15, 2018, a person invested $100 in each of our common stock, the Standard & Poor’s 500 Stock Index and the Standard & Poor’s BDC Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities. The graph also assumes the reinvestment of all cash distributions prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this Annual Report on Form 10‑K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

265
260
255
250
245
240
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
2/28/2025
4/30/2025
6/30/2025
8/29/2025
10/31/2025
12/31/2025
BCSF
S&P BDC Index
S&P 500

Recent Sales of Unregistered Securities and Use of Proceeds

Except as previously reported by the Company on its current reports on Form 8‑K, we did not sell any securities during the last three fiscal years that were not registered under the Securities Act.

SENIOR SECURITIES

Information about our senior securities is shown in the following table. The information as of and for each of the years ended December 31, 2025, 2024, 2023, 2022, and 2021, is derived from our Consolidated Financial Statements, which have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which is included herein.

	Total Amount		Involuntary
	Outstanding Exclusive		Liquidating	Average
	of Treasury Securities (1)	Asset Coverage	Preference	Market Value
Class and Year/Period	($ in millions)	Per Unit (2)	Per Unit (3)	Per Unit (4)
Facilities
December 31, 2025	$251.0	$10,320.4	—	N/A
December 31, 2024	$442.7	$5,725.9	—	N/A
December 31, 2023	$311.0	$7,716.9	—	N/A
December 31, 2022	$443.0	$5,670.2	—	N/A
December 31, 2021	$—	$—	—	N/A
December 31, 2020	$551.0	$4,598.0	—	N/A
December 31, 2019	$814.8	$3,188.0	—	N/A
December 31, 2018	$271.3	$6,039.8	—	N/A
December 31, 2017	$451.0	$2,124.1	—	N/A
December 31, 2016	$59.1	$2,867.1	—	N/A
2018-1 Notes
December 31, 2025	$—	$—	—	N/A
December 31, 2024	$—	$—	—	N/A
December 31, 2023	$—	$—	—	N/A
December 31, 2022	$—	$—	—	N/A
December 31, 2021	$365.7	$6,920.2	—	N/A
December 31, 2020	$365.7	$6,927.8	—	N/A
December 31, 2019	$365.7	$7,103.1	—	N/A
December 31, 2018	$365.7	$4,480.7	—	N/A
2019-1 Debt
December 31, 2025	$272.0	$9,523.6	—	N/A
December 31, 2024	$352.5	$7,191.1	—	N/A
December 31, 2023	$352.5	$6,808.4	—	N/A
December 31, 2022	$352.5	$7,125.9	—	N/A
December 31, 2021	$352.5	$7,179.3	—	N/A
December 31, 2020	$398.8	$6,352.8	—	N/A
December 31, 2019	$398.8	$6,513.6	—	N/A
2023 Notes
December 31, 2025	$—	$—	—	N/A
December 31, 2024	$—	$—	—	N/A
December 31, 2023	$—	$—	—	N/A
December 31, 2022	$—	$—	—	N/A
December 31, 2021	$112.5	$22,495.2	—	N/A
December 31, 2020	$150.0	$16,890.1	—	N/A

March 2026 Notes
December 31, 2025	$300.0	$8,634.7	—	N/A
December 31, 2024	$300.0	$8,449.6	—	N/A
December 31, 2023	$300.0	$7,999.9	—	N/A
December 31, 2022	$300.0	$8,373.0	—	N/A
December 31, 2021	$300.0	$8,435.7	—	N/A
October 2026 Notes
December 31, 2025	$300.0	$8,634.7	—	N/A
December 31, 2024	$300.0	$8,449.6	—	N/A
December 31, 2023	$300.0	$7,999.9	—	N/A
December 31, 2022	$300.0	$8,373.0	—	N/A
December 31, 2021	$300.0	$8,435.7	—	N/A
March 2030 Notes
December 31, 2025	$350.0	$7,401.2	—	N/A
Total Senior Securities
December 31, 2025	$1,473.0	$1,758.6	—	N/A
December 31, 2024	$1,395.2	$1,816.9	—	N/A
December 31, 2023	$1,263.5	$1,899.5	—	N/A
December 31, 2022	$1,395.5	$1,800.0	—	N/A
December 31, 2021	$1,430.7	$1,768.9	—	N/A
December 31, 2020	$1,465.5	$1,728.8	—	N/A
December 31, 2019	$1,579.3	$1,644.8	—	N/A
December 31, 2018	$637.0	$2,572.4	—	N/A
December 31, 2017	$451.0	$2,124.1	—	N/A
December 31, 2016	$59.1	$2,867.1	—	N/A

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

Item 6. Selected Consolidated Financial Data

The tables below set forth our selected consolidated historical financial data for the periods indicated. The selected consolidated historical financial data as of and for the years ended December 31, 2025, 2024, 2023, 2022, and 2021 have been derived from our audited Consolidated Financial Statements, which are included in the Consolidated Financial Statements and related notes thereto included elsewhere in this Annual Report and in recent filings with the SEC. Our historical results are not necessarily indicative of future results. The selected financial data in this section is not intended to replace the financial statements and is qualified in its entirety by the financial statements and related notes included in this filing.

The following selected consolidated financial data as of and for the years ended December 31, 2025, 2024, 2023, 2022, and 2021 should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and related notes thereto included elsewhere in this Annual Report (dollars in thousands):

	As of and for the	As of and for the	As of and for the	As of and for the	As of and for the
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2025	2024	2023	2022	2021
Consolidated statements of operations data:
Total investment income	$273,240	$292,653	$297,789	$219,545	$197,394
Total expenses, net of waivers	147,891	153,501	152,817	116,002	109,522
Net investment income before taxes	125,349	139,152	144,972	103,543	87,872
Income tax expense, including excise tax	3,753	4,475	3,357	837	134
Net investment income after taxes	121,596	134,677	141,615	102,706	87,738
Net realized and unrealized gain (loss)	(22,840)	(15,259)	(18,240)	2,774	32,069
Net increase in net assets resulting from operations	$98,756	$119,418	$123,375	$105,480	$119,807
Per share data:
Net investment income	$1.88	$2.09	$2.19	$1.59	$1.36
Net increase in net assets resulting from operations	$1.53	$1.85	$1.91	$1.63	$1.86
Distributions declared(1)	$1.95	$1.80	$1.60	$1.38	$1.36
Consolidated statements of assets and liabilities data (at period end):
Total assets	$2,662,585	$2,632,157	$2,472,348	$2,592,434	$2,571,193
Total investments, at fair value	2,508,441	2,431,189	2,298,343	2,386,977	2,289,105
Total liabilities	1,545,175	1,492,485	1,335,882	1,476,043	1,471,187
Total debt, net of unamortized debt issuance costs	1,470,796	1,390,270	1,255,933	1,385,303	1,414,982
Total net assets	1,117,410	1,139,672	1,136,466	1,116,391	1,100,006

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

Overview

Bain Capital Specialty Finance, Inc. (the “Company”, “we”, “our” and “us”) is an externally managed specialty finance company focused on lending to middle market companies. We have elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). We are managed by the Advisor, a subsidiary of Bain Capital Credit, LP (“Bain Capital Credit”). Our Advisor is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our Advisor also provides the administrative services necessary for us to operate (in such capacity, our “Administrator”). Since we commenced operations on October 13, 2016 through December 31, 2025, we have invested approximately $9,809.3 million in aggregate principal amount of debt and equity investments prior to any subsequent exits or repayments. We seek to generate current income and, to a lesser extent, capital appreciation through direct originations of secured debt, including first lien, first lien/last-out, unitranche and second lien debt, investments in strategic joint ventures, equity investments and, to a lesser extent, corporate bonds.

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

Leverage is utilized to help the Company meet its investment objective. Any such leverage, if incurred, is expected to increase the total capital available for investment by the Company. As a BDC, we may also invest up to 30% of our portfolio opportunistically in “non-qualifying” portfolio investments, such as investments in non-U.S. companies.

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

Our debt investment portfolio consists of primarily floating rate loans. As of December 31, 2025 and December 31, 2024, 92.2% and 92.0%, respectively, of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as SOFR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.

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

To the extent that expenses to be borne by us are paid by the Administrator, we will generally reimburse the Administrator for such expenses. To the extent the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to the Administrator. We will also reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including certain rent and compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment and fees paid to third-party providers for goods or services. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to our business and affairs, and will be subject to oversight by our Board. We incurred expenses related to the Administrator of $2.3 million, $2.5 million, and $1.2 million for the years ended December 31, 2025, 2024 and 2023, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. We incurred expenses related to the sub-administrator of $0.6 million, $0.6 million, and $0.6 million for the years ended December 31, 2025, 2024 and 2023, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations. The Administrator will not be reimbursed to the extent that such reimbursements would cause any distributions to our stockholders to constitute a return of capital. All of the foregoing expenses are ultimately borne by our stockholders.

Leverage

We may borrow money from time to time. However, our ability to incur indebtedness (including by issuing preferred stock), is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 150%. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. As of December 31, 2025, the Company’s asset coverage was 175.9%.

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

Portfolio and Investment Activity

During the year ended December 31, 2025, we invested $1,314.8 million, including PIK, in 157 portfolio companies, and had $1,238.0 million in aggregate amount of principal repayments and sales, resulting in a net increase in investments of $76.8 million for the year. Of the $1,314.8 million invested during the year ended December 31, 2025, $457.5 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

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

The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2025 (dollars in thousands):

	As of December 31, 2025
					Weighted Average
					Yield (1)(2)
					at
		Percentage of		Percentage of	Amortized	Market
	Amortized Cost	Total Portfolio	Fair Value	Total Portfolio	Cost	Value
First Lien Senior Secured Loan	$1,625,569	64.9%	$1,598,731	63.8%	10.5%	10.5%
Second Lien Senior Secured Loan	29,819	1.2	30,020	1.2	13.1	13.1
Subordinated Debt	99,272	4.0	95,687	3.8	14.9	14.9
Preferred Equity	121,965	4.9	157,244	6.3	6.2	5.9
Equity Interest	199,100	8.0	226,663	9.0	N/A	N/A
Warrants	—	—	1,045	0.0	N/A	N/A
Subordinated Notes in Investment Vehicles (3)	360,724	14.4	348,654	13.9	10.9	10.9
Preferred Equity Interest in Investment Vehicles (3)	10	0.0	1,836	0.1	N/A	N/A
Equity Interests in Investment Vehicles (3)	66,208	2.6	48,561	1.9	16.7	22.7
Total	$2,502,667	100.0%	$2,508,441	100.0%	10.8%	10.9%

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

The following table presents certain selected information regarding our investment portfolio as of December 31, 2025:

As of
December 31, 2025
Number of portfolio companies	203
Percentage of debt bearing a floating rate (1)	92.2%
Percentage of debt bearing a fixed rate (1)	7.8%

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

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of December 31, 2025 (dollars in thousands):

	As of December 31, 2025
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$2,466,274	98.5%	$2,489,360	99.2%
Non-accrual	36,393	1.5	19,081	0.8
Total	$2,502,667	100.0%	$2,508,441	100.0%

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of December 31, 2024 (dollars in thousands):

	As of December 31, 2024
		Percentage at
		Amortized		Percentage at
	Amortized Cost	Cost	Fair Value	Fair Value
Performing	$2,414,650	98.7%	$2,427,455	99.8%
Non-accrual	32,340	1.3	3,734	0.2
Total	$2,446,990	100.0%	$2,431,189	100.0%

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2025, there were twelve loans from six issuers placed on non-accrual in the Company’s portfolio. As of December 31, 2024, there were eight loans from five issuers placed on non-accrual in the Company’s portfolio.

The following table shows the amortized cost and fair value of the investment portfolio, cash and cash equivalents and foreign cash as of December 31, 2025 (dollars in thousands):

	As of December 31, 2025
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
First Lien Senior Secured Loan	$1,625,569	63.4%	$1,598,731	62.3%
Second Lien Senior Secured Loan	29,819	1.2	30,020	1.2
Subordinated Debt	99,272	3.9	95,687	3.7
Preferred Equity	121,965	4.8	157,244	6.1
Equity Interests	199,100	7.8	226,663	8.8
Warrants	—	—	1,045	0.0
Subordinated Notes in Investment Vehicles (1)	360,724	14.0	348,654	13.6
Preferred Equity Interest in Investment Vehicles (1)	10	0.0	1,836	0.1
Equity Interests in Investment Vehicles (1)	66,208	2.6	48,561	1.9
Cash and cash equivalents	23,092	0.9	23,092	0.9
Foreign cash	2,477	0.1	3,151	0.1
Restricted cash and cash equivalents	32,667	1.3	32,667	1.3
Total	$2,560,903	100.0%	$2,567,351	100.0%

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

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of December 31, 2025 (dollars in thousands):

	As of December 31, 2025
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies (1)	Percentage of Total
1	$7,319	0.3%	1	0.5%
2	2,378,872	94.8	190	93.5
3	103,166	4.1	6	3.0
4	19,084	0.8	6	3.0
Total	$2,508,441	100.0%	203	100.0%

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

As of December 31, 2025, the Company had commitments with respect to its equity and subordinated note interests of ISLP in the aggregate amount of $254.3 million. The Company has contributed $254.3 million in capital and has $0.0 million in unfunded capital contributions. As of December 31, 2025, Pantheon had commitments with respect to its equity and subordinated note interests of ISLP in the aggregate amount of $149.2 million. Pantheon had contributed $149.2 million in capital and has $0.0 million in unfunded capital contributions. The Company and Pantheon each appointed two members to ISLP’s four-person Member Designees’ Committee. All material decisions with respect to ISLP, including those involving its investment portfolio, require unanimous approval of a quorum of Member Designees’ Committee. The Company does not consolidate its investments in ISLP as it is not a substantially wholly owned investment company subsidiary. In addition, the Company does not control ISLP due to the allocation of voting rights among ISLP members.

As of December 31, 2025, ISLP had $733.1 million in debt and equity investments, at fair value. The following table is a summary of ISLP’s portfolio at fair value:

	As of	As of
	December 31, 2025	December 31, 2024
Total investments	$733,104	$655,804
Weighted average yield on investments	9.6%	10.6%
Number of borrowers in ISLP	40	35
Largest portfolio company investment	$52,026	$51,142
Total of five largest portfolio company investments	$200,518	$196,173
Unfunded commitments	$1,344	$3,907

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

As of December 31, 2025, the Company’s investment in SLP consisted of subordinated notes of $157.9 million, preferred equity interests of $1.8 million and equity interests of $5.0 million. As of December 31, 2024, the Company’s investment in SLP consisted of subordinated notes of $146.5 million, preferred equity interests of $10.0 thousand and equity interests of ($4.8) million. The Company and Amberstone each appointed two members to SLP’s four-person Member Designees’ Committee. All material decisions with respect to SLP, including those involving its investment portfolio, require unanimous approval of a quorum of Member Designees’ Committee. The Company does not consolidate its investments in SLP as it is not a substantially wholly owned investment company subsidiary. In addition, the Company does not control SLP due to the allocation of voting rights among SLP members.

The following table is a summary of SLP’s portfolio at fair value:

	As of	As of
	December 31, 2025	December 31, 2024
Total investments	$1,536,252	$1,399,241
Weighted average yield on investments	9.4%	10.6%
Number of borrowers in SLP	99	100
Largest portfolio company investment	$42,227	$35,681
Total of five largest portfolio company investments	$188,219	$171,681
Unfunded commitments	$4,109	$991

Results of Operations

Our operating results for the years ended December 31, 2025, 2024 and 2023 were as follows (dollars in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Total investment income	$273,240	$292,653	$297,789
Total expenses, net of fee waivers	147,891	153,501	152,817
Net investment income before taxes	125,349	139,152	144,972
Less: Income taxes, including excise tax	3,753	4,475	3,357
Net investment income	121,596	134,677	141,615
Net realized loss	(33,284)	(8,463)	(49,438)
Net change in unrealized appreciation	10,444	(6,796)	31,198
Net increase in net assets resulting from operations	$98,756	$119,418	$123,375

Net increase in net assets resulting from operations can vary from period to period as a result of various factors, including additional financing, new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. Due to these factors, comparisons may not be meaningful.

Investment Income

The composition of our investment income for the years ended December 31, 2025, 2024 and 2023 was as follows (dollars in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Interest income	$211,832	$222,241	$228,550
Dividend income	22,256	28,674	35,834
PIK income	29,274	23,141	22,844
Other income	9,878	18,597	10,561
Total investment income	$273,240	$292,653	$297,789

Interest income from investments, which includes interest and accretion of discounts and fees, decreased to $211.8 million for the year ended December 31, 2025 from $222.2 million for the year ended December 31, 2024, primarily due to a decrease in yield of the investment portfolio. Dividend income decreased to $22.3 million for the year ended December 31, 2025 from $28.7 million for the year ended December 31, 2024, primarily due to a decrease in dividend income from the SLP and ISLP. PIK income increased to approximately $29.3 million for the year ended December 31, 2025 from $23.1 million for the year ended December 31, 2024, primarily due to an increase in the number of investments earning PIK income. Other income decreased to approximately $9.9 million for the year ended December 31, 2025 from $18.6 million for the year ended December 31, 2024, primarily due to a decrease in structuring, closing and amendment fees earned on certain investments. As of December 31, 2025, the weighted average yield of our investment portfolio decreased to 10.8% from 11.7% as of December 31, 2024, at amortized cost.

Interest income from investments, which includes interest and accretion of discounts and fees, decreased to $222.2 million for the year ended December 31, 2024 from $228.6 million for the year ended December 31, 2023, primarily due to a decrease in yield of the investment portfolio. Dividend income decreased to $28.7 million for the year ended December 31, 2024 from $35.8 million for the year ended December 31, 2023, primarily due to a decrease in dividend income from BCC Middle Market CLO 2018-1 LLC (the “2018-1 Issuer”) interests which were sold to SLP during the first quarter of 2024, and a decrease in dividend income on the Gale Aviation investment in the third and fourth quarters of 2024. Other income increased to approximately $18.6 million for the year ended December 31, 2024 from $10.6 million for the year ended December 31, 2023, primarily due to an increase in amendment, closing and commitment fees earned on certain investments. As of December 31, 2024, the weighted average yield of our investment portfolio decreased to 11.7% from 13.0% as of December 31, 2023, at amortized cost.

Operating Expenses

The composition of our operating expenses for the years ended December 31, 2025, 2024 and 2023 were as follows (dollars in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Interest and debt financing expenses	$80,585	$74,688	$80,008
Base management fee	37,163	35,644	36,095
Incentive fee	18,144	28,872	25,456
Professional fees	2,855	3,494	2,561
Directors fees	720	695	716
Other general and administrative expenses	8,424	10,108	7,981
Total expenses, net of fee waivers	$147,891	$153,501	$152,817

Interest and Debt Financing Expenses

Interest and debt financing expenses on our borrowings totaled approximately $80.6 million and $74.7 million for the years ended December 31, 2025 and 2024, respectively. Interest and debt financing expense for the year ended December 31, 2025 as compared to December 31, 2024 increased primarily due to an increase in debt outstanding for the period. The weighted average principal debt balance outstanding for the year ended December 31, 2025 was $1.5 billion compared to $1.3 billion for the year ended December 31, 2024.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the year ended December 31, 2025 and the year ended December 31, 2024 was 4.8% and 5.1%, respectively.

Interest and debt financing expenses on our borrowings totaled approximately $74.7 million and $80.0 million for the years ended December 31, 2024 and 2023, respectively. Interest and debt financing expense for the year ended December 31, 2024 as compared to December 31, 2023 decreased primarily due to decreased usage of our Sumitomo Credit Facility. The weighted average principal debt balance outstanding for the year ended December 31, 2024 was $1.3 billion compared to $1.4 billion for the year ended December 31, 2023.

Management Fee

Management fee (net of waivers) increased to $37.2 million for the year ended December 31, 2025 from $35.6 million for the year ended December 31, 2024. Management fee (gross of waivers) increased to $37.2 million for the year ended December 31, 2025 from $35.6 million for the year ended December 31, 2024, primarily due to an increase in total assets throughout the year ended December 31, 2025 compared to the year ended December 31, 2024. Management fee waived for the years ended December 31, 2025 and 2024 was $0.0 million and $0.0 million, respectively.

Management fee (net of waivers) decreased to $35.6 million for the year ended December 31, 2024 from $36.1 million for the year ended December 31, 2023. Management fee (gross of waivers) decreased to $35.6 million for the year ended December 31, 2024 from $36.1 million for the year ended December 31, 2023, primarily due to a decrease in total assets throughout the year ended December 31, 2024 compared to the year ended December 31, 2023. Management fee waived for the year ended December 31, 2024 and 2023 were $0.0 million and $0.0 million, respectively.

Incentive Fee

Incentive fee (net of waivers) decreased to $18.1 million for the year ended December 31, 2025 from $28.9 million for the year ended December 31, 2024 primarily due to the incentive fee cap. Incentive fee waivers related to pre-incentive fee net investment income consisted of voluntary waivers of $0.0 million for the year ended December 31, 2025 and $0.0 million for the year ended December 31, 2024. For the year ended December 31, 2025, there were no incentive fees related to the GAAP Incentive Fee.

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

Professional Fees and Other General and Administrative Expenses

Professional fees and other general and administrative expenses decreased to $11.3 million for the year ended December 31, 2025 from $13.6 million for the year ended December 31, 2024, primarily due to a decrease in costs associated with servicing our investment portfolio.

Professional fees and other general and administrative expenses increased to $13.6 million for the year ended December 31, 2024 from $10.5 million for the year ended December 31, 2023, primarily due to an increase in costs associated with servicing our investment portfolio.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the years ended December 31, 2025, 2024 and 2023 (dollars in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Net realized gain on investments	$18,846	$14,947	$27,601
Net realized loss on investments	(47,074)	(25,394)	(71,498)
Net realized gain on foreign currency transactions	772	406	—
Net realized loss on foreign currency transactions	(11)	(726)	(5,134)
Net realized gain on forward currency exchange contracts	419	2,337	1,836
Net realized loss on forward currency exchange contracts	(6,236)	(33)	(2,243)
Net realized loss	$(33,284)	$(8,463)	$(49,438)

Change in unrealized appreciation on investments	$112,913	$74,228	$90,702
Change in unrealized depreciation on investments	(91,338)	(86,538)	(61,232)
Net change in unrealized appreciation on investments	21,575	(12,310)	29,470
Unrealized appreciation on foreign currency translation	1,435	(251)	4,050
Unrealized appreciation on forward currency exchange contracts	(12,566)	5,765	(2,322)
Net change in unrealized appreciation on foreign currency and forward currency exchange contracts	(11,131)	5,514	1,728
Net change in unrealized appreciation	$10,444	$(6,796)	$31,198

For the years ended December 31, 2025, 2024 and 2023, we had net realized losses on investments of ($28.2) million, ($10.4) million and ($43.9) million respectively, which were primarily driven by full or partial sales or paydowns of our investments. For the years ended December 31, 2025, 2024 and 2023, we had net realized gains (losses) on foreign currency transactions of $0.8 million, ($0.3) million and ($5.1) million respectively, primarily as a result of fluctuations in the EUR, GBP, AUD, and NZD exchange rates. For the years ended December 31, 2025, 2024 and 2023, we had net realized gains (losses) on forward currency contracts of ($5.8) million, $2.3 million and ($0.4) million respectively, primarily as a result of settling EUR and GBP forward contracts.

For the year ended December 31, 2025, we had $112.9 million in unrealized appreciation on 94 portfolio company investments, which was offset by $91.3 million in unrealized depreciation on 120 portfolio company investments. Unrealized appreciation for the year ended December 31, 2025 resulted from an increase in fair value, primarily due to positive valuation adjustments. Unrealized depreciation for the year ended December 31, 2025 resulted from a decrease in fair value, primarily due to a widening of credit spreads and negative valuation adjustments.

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

For the years ended December 31, 2025, 2024 and 2023, we had unrealized appreciation on forward currency exchange contracts of ($12.6) million, $5.8 million and ($2.3) million respectively. For the year ended December 31, 2025, unrealized depreciation on forward currency exchange contracts was primarily due to AUD, EUR and NZD forward contracts. For the year ended December 31, 2024, unrealized appreciation on forward currency exchange contracts was primarily due to AUD, EUR, GBP, and NOK forward contracts. For the year ended December 31, 2023, unrealized appreciation on forward currency exchange contracts was primarily due to GBP forward contracts.

The following table summarizes the impact of foreign currency for the years ended December 31, 2025, 2024 and 2023 (dollars in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Net change in unrealized appreciation on investments due to foreign currency	$12,063	$(5,121)	$5,125
Net realized gain on investments due to foreign currency	3,980	129	51
Net change in unrealized appreciation on foreign currency translation	1,435	(251)	4,050
Net realized gain (loss) on foreign currency transactions	761	(320)	(5,134)
Net change in unrealized appreciation on forward currency exchange contracts	(12,566)	5,765	(2,322)
Net realized gain (loss) on forward currency exchange contracts	(5,817)	2,304	(407)
Foreign currency impact to net increase (decrease) in net assets resulting from operations	$(144)	$2,506	$1,363

Included in total net gains (losses) on the Consolidated Statements of Operations were gains (losses) of $18.2 million, ($5.6) million, and $4.1 million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the years ended December 31, 2025, 2024 and 2023, respectively. Including the total net realized and unrealized losses on forward currency exchange contracts of ($18.4) million, $8.1 million, and ($2.7) million respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the Consolidated Statements of Operations is ($0.1) million, $2.5 million, and $1.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Interest Rate Swaps

We use interest rate swaps to mitigate interest rate risk associated with our fixed rate liabilities, and have designated certain interest rate swaps to be in a hedge accounting relationship. See “Item 8. Consolidated Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 2. Summary of Significant Accounting Policies” and “Item 8. Consolidated Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 7. Derivatives” for additional disclosure regarding our accounting for derivative instruments designated in a hedge accounting relationship, and our consolidated schedule of investments for additional disclosure regarding these derivative instruments. See “Item 8. Consolidated Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 6. Debt” for additional disclosure regarding the carrying value of our debt.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the years ended December 31, 2025, 2024 and 2023, the increase in net assets resulting from operations was $98.8 million, $119.4 million, and $123.4 million respectively. Based on the weighted average shares of common stock outstanding for the years ended December 31, 2025, 2024 and 2023, our per share net increase in net assets resulting from operations was $1.53, $1.85, and $1.91 respectively.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time raise additional equity or debt capital through registered offerings, enter into additional debt facilities, or increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. We are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. As of December 31, 2025 and December 31, 2024, our asset coverage ratio was 175.9% and 181.7%, respectively.

At December 31, 2025 and December 31, 2024, we had $58.9 million and $99.1 million in cash, foreign cash, restricted cash and cash equivalents, respectively.

At December 31, 2025, we had approximately $604.0 million of availability on our Sumitomo Credit Facility, subject to existing terms and regulatory requirements. At December 31, 2024 we had approximately $412.3 million of availability on our Sumitomo Credit Facility subject to existing terms and regulatory requirements.

For the year ended December 31, 2025, cash, foreign cash, restricted cash, and cash equivalents decreased by $40.2 million. During the year ended December 31, 2025, we provided $29.5 million in cash for operating activities. The increase in cash provided by operating activities was primarily related to proceeds from principal payments and sales of investments of $1,245.0 million and a net increase in assets resulting from operations of $98.8 million, which was offset by purchases of investments of $1,308.3 million. During the year ended December 31, 2025, we used $71.9 million for financing activities, primarily on repayments of $1,228.2 million and distributions paid during the period of $145.8 million, partially offset by the issuance of the March 2030 Notes for $350.0 million, the execution of the 2019‑1 CLO Replacement Notes for $150.6 million and borrowings under our Sumitomo Credit Facility of $684.0 million.

For the year ended December 31, 2024, cash, foreign cash, restricted cash, and cash equivalents decreased by $13.4 million. During the year ended December 31, 2024, we used $27.1 million in cash for operating activities. The decrease in cash used for operating activities was primarily related to purchases of investments of $1,626.0 million, which was offset by proceeds from principal payments and sales of investments of $1,486.3 million and a net increase in assets resulting from operations of $119.4 million. During the year ended December 31, 2024, we provided $14.3 million for financing activities, primarily on borrowings under our Sumitomo Credit Facility of $867.0 million, partially offset by repayments of $735.3 million and distributions paid during the period of $114.3 million.

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

On May 7, 2019, the Company’s Board authorized the Company to repurchase up to $50 million of its outstanding common stock in accordance with safe harbor rules under the Exchange Act. Any such repurchases will depend upon market conditions and there is no guarantee that the Company will repurchase any particular number of shares or any shares at all. As of December 31, 2025, there have been no repurchases of common stock.

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

The Company may from time to time issue and sell common stock through public or “at the market” offerings. In connection with the issuance of common stock, the Company issued and sold common stock during the year ended December 31, 2025:

	Number of Shares of Common		Underwriting Fees/		Average Offering
Issuances of Common Stock	Stock Issued	Gross Proceeds	Offering Expenses	Net Proceeds	Price Per Share
“At the market” offerings	253.9	$4,574.7	$23.2	$4,551.4	$18.02
Total			$23.2	$4,551.4

Debt

The Company’s outstanding borrowings as of December 31, 2025 and December 31, 2024 were as follows:

	As of December 31, 2025			As of December 31, 2024
	Total Aggregate	Principal		Total Aggregate	Principal
	Principal Amount	Amount	Carrying	Principal Amount	Amount	Carrying
	Committed	Outstanding	Value (1)	Committed	Outstanding	Value (1)
2019-1 Debt	$272,000	$272,000	$270,224	$352,500	$352,500	$351,359
March 2026 Notes	300,000	300,000	299,786	300,000	300,000	298,656
October 2026 Notes	300,000	300,000	298,926	300,000	300,000	297,556
March 2030 Notes (2)	350,000	350,000	350,860	—	—	—
Sumitomo Credit Facility	855,000	251,000	251,000	855,000	442,699	442,699
Total Debt	$2,077,000	$1,473,000	$1,470,796	$1,807,500	$1,395,199	$1,390,270

(1)
Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.
(2)
The carrying value of the March 2030 Notes includes the effective portion of the fair value of the interest rate swap, as further discussed in Note 7, Derivatives, to these Consolidated Financial Statements.

For additional information on our debt obligations see “Item 8. Consolidated Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 6. Debt”.

Distribution Policy

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the years ended December 31, 2025, 2024 and 2023 (dollars in thousands, except per share):

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
February 28, 2023	March 31, 2023	April 28, 2023	$0.38	$24,534
May 9, 2023	June 30, 2023	July 31, 2023	$0.38	$24,534
August 8, 2023	September 29, 2023	October 31, 2023	$0.42	$27,116
November 6, 2023	December 29, 2023	January 31, 2024	$0.42	$27,116
February 27, 2024	March 28, 2024	April 30, 2024	$0.42	$27,116
February 27, 2024	March 28, 2024	April 30, 2024	$0.03	$1,937	(1)
May 6, 2024	June 28, 2024	July 29, 2024	$0.42	$27,116
May 6, 2024	June 28, 2024	July 29, 2024	$0.03	$1,937	(1)
August 6, 2024	September 30, 2024	October 31, 2024	$0.42	$27,116
August 6, 2024	September 30, 2024	October 31, 2024	$0.03	$1,937	(1)
November 5, 2024	December 31, 2024	January 31, 2025	$0.42	$27,116
November 5, 2024	December 31, 2024	January 31, 2025	$0.03	$1,937	(1)
February 27, 2025	March 17, 2025	March 31, 2025	$0.42	$27,245
February 27, 2025	March 17, 2025	March 31, 2025	$0.03	$1,946	(1)
May 5, 2025	June 16, 2025	June 30, 2025	$0.42	$27,245
May 5, 2025	June 16, 2025	June 30, 2025	$0.03	$1,946	(1)
August 5, 2025	September 16, 2025	September 30, 2025	$0.42	$27,245
August 5, 2025	September 16, 2025	September 30, 2025	$0.03	$1,946	(1)
November 10, 2025	December 16, 2025	December 30, 2025	$0.42	$27,245
November 10, 2025	December 16, 2025	December 30, 2025	$0.03	$1,946	(1)
December 22, 2025	December 31, 2025	January 26, 2026	$0.15	$9,730	(1)
Total distributions declared			$5.35	$346,006

(1) Represents a special dividend

Distributions to common stockholders are recorded on the record date. To the extent that we have income available, we intend to distribute quarterly distributions to our stockholders. Our quarterly distributions, if any, will be determined by the Board. Any distributions to our stockholders will be declared out of assets legally available for distribution.

We have elected to be treated, and intend to operate in a manner so as to continuously qualify, as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with our taxable year ended December 31, 2016. To qualify for and maintain RIC tax treatment, among other things, we must distribute dividends to our stockholders in respect of each taxable year of an amount generally at least equal to 90% of the sum of our net ordinary income and net short-term capital gains in excess of our net long-term capital losses. In order to avoid the imposition of certain excise taxes imposed on RICs, we must distribute dividends to our stockholders in respect of each calendar year of an amount at least equal to the sum of: (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for such calendar year; (2) 98.2% of our capital gains in excess of capital losses, adjusted for certain ordinary losses, generally for the one-year period ending on October 31 of such calendar year; and (3) the sum of any net ordinary income plus capital gains net income for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax.

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

We have adopted a dividend reinvestment plan that provides for the reinvestment of cash dividends and distributions. Prior to the IPO, stockholders who “opted in” to our dividend reinvestment plan had their cash dividends and distributions (net of applicable withholding tax) automatically reinvested in additional shares of our common stock, rather than receiving cash dividends and distributions. Subsequent to the IPO, stockholders who do not “opt out” of our dividend reinvestment plan will have their cash dividends and distributions (net of applicable withholding tax) automatically reinvested in additional shares of our common stock, rather than receiving cash dividends and distributions. Stockholders could elect to “opt in” or “opt out” of our dividend reinvestment plan in their subscription agreements, through the private offering. The elections of stockholders prior to the IPO shall remain effective after the IPO.

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

In addition to the aforementioned agreements, we, our Advisor and Bain Capital Credit have been granted exemptive relief from the SEC to permit greater flexibility to negotiate the terms of co-investments if the Board determines that it would be advantageous for us to co-invest with other Bain Capital Credit Clients in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent Bain Capital Credit Clients funds, accounts and investment vehicles managed by Bain Capital Credit may afford us additional investment opportunities and an ability to achieve greater diversification. Accordingly, our exemptive order permits us to invest with Bain Capital Credit Clients in the same portfolio companies under circumstances in which such investments would otherwise not be permitted by the 1940 Act. Under the terms of the exemptive order, a majority of our Independent Directors must reach certain conclusions in connections with certain co-investment transactions (e.g., in the case of follow-on investments in an existing issuer in which affiliates, but not the Company, have an existing investment, and non-pro rata follow-on investments in, and dispositions of, securities of an existing issuer), including that (i) the terms of the proposed transaction are reasonable and fair to the Company and its stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (ii) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the Company’s then-current investment objectives and strategies. The exemptive relief imposes other conditions with which we must comply to engage in co-investment transactions.

Recent Developments

See “Item 8. Consolidated Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 14. Subsequent Events” for a summary of recent developments.

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

With respect to investments for which market quotations are not readily available, in particular, illiquid/hard to value assets, the Advisor will typically undertake a multi-step valuation process, which includes among other things, the below:

•
The Company’s quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Advisor responsible for the portfolio investment; in conjunction with the Company’s portfolio management and valuation team.
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

The following table shows the contractual maturities of our debt obligations as of December 31, 2025 (dollars in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
2019-1 Debt	$272,000	$—	$—	$—	$272,000
March 2026 Notes	300,000	300,000	—	—	—
October 2026 Notes	300,000	300,000	—	—	—
March 2030 Notes	350,000	—	—	350,000	—
Sumitomo Credit Facility	251,000	—	—	251,000	—
Total Debt Obligations	$1,473,000	$600,000	$—	$601,000	$272,000

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

Assuming that the statement of financial condition as of December 31, 2025 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands). Net increase (decrease) in net investment income (as shown in the table below) includes the impact of incentive fees.

			Net Increase
	Increase	Increase	(Decrease) in Net
	(Decrease) in	(Decrease) in	Investment
Change in Interest Rates	Interest Income	Interest Expense	Income
Down 100 Basis Points	$(17,469)	$(8,730)	$(7,210)
Down 200 Basis Points	(34,662)	(17,460)	(14,192)
Down 300 Basis Points	(47,342)	(25,316)	(18,171)
Up 100 Basis Points	17,755	8,730	7,446
Up 200 Basis Points	35,510	17,460	14,891
Up 300 Basis Points	53,266	26,190	22,338

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

Item 8. Consolidated Financial Statements and Supplementary Data

Our Consolidated Financial Statements and supplementary data are annexed to this Annual Report beginning on page 95.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Bain Capital Specialty Finance, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Bain Capital Specialty Finance, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

We have also previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Bain Capital Specialty Finance, Inc. and its subsidiaries (the “Company”) as of December 31, 2023, 2022, and 2021, and the related consolidated statements of operations, changes in net assets and cash flows for each of the years ended December 31, 2022 and 2021 (none of which are presented herein), and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the Senior Securities table of Bain Capital Specialty Finance, Inc. and its subsidiaries for each of the five years in the period ended December 31, 2025, is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on ouraudits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2025 and 2024 by correspondence with the custodian, agent banks, portfolio company investees and brokers; when replies were not received, we performed other auditing procedures. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Valuation of Portfolio Investments—Certain Level 3 Portfolio Investments in Loans, Subordinated Debt, Preferred Equity, and Equity Interests Valued Using Significant Unobservable Inputs

As described in Notes 2 and 4 to the consolidated financial statements, $2,443 million of the Company’s $2,508 million total investments at fair value as of December 31, 2025 represent level 3 portfolio investments for which significant unobservable inputs were used in developing the fair value. Management used the income approach and the market approach to determine the fair value of certain level 3 portfolio investments in loans, subordinated debt, preferred equity, and equity interests. As disclosed by management, management applied significant judgment in determining the fair value of these investments, which involved the development and use of significant unobservable inputs. The significant unobservable inputs used in the income approach are the comparative yield and discount rate which are used to discount the estimated future cash flows expected to be received from the underlying investment. The significant unobservable input used in the market approach is the comparable company multiple which is used to estimate the enterprise value of the underlying investment.

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
February 26, 2026

We have served as the auditor of one or more investment companies in the following group of business development companies since 2016.
Bain Capital Specialty Finance, Inc.
Bain Capital Private Credit

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of	As of
	December 31, 2025	December 31, 2024

Assets
Investments at fair value:
Non-controlled/non-affiliate investments (amortized cost of $1,891,513 and $1,784,019, respectively)	$1,905,297	$1,773,742
Non-controlled/affiliate investments (amortized cost of $7,504 and $77,269, respectively)	18,674	75,733
Controlled affiliate investments (amortized cost of $603,650 and $585,702, respectively)	584,470	581,714
Cash and cash equivalents	23,092	51,562
Foreign cash (cost of $2,477 and $2,640, respectively)	3,151	1,963
Restricted cash and cash equivalents	32,667	45,541
Collateral on derivatives	10,993	9,755
Deferred financing costs	3,543	4,591
Interest receivable on investments	38,023	39,164
Interest rate swap	7,976	—
Receivable for sales and paydowns of investments	28,856	37,760
Prepaid insurance	489	197
Unrealized appreciation on forward currency exchange contracts	—	4,690
Dividend receivable	5,354	5,745
Total Assets	$2,662,585	$2,632,157

Liabilities
Debt (net of unamortized debt issuance costs of $10,110 and $4,929, respectively)	$1,470,796	$1,390,270
Interest payable	12,376	13,860
Payable for investments purchased	2,110	29,490
Collateral payable on derivatives	12,907	—
Unrealized depreciation on forward currency exchange contracts	9,061	1,185
Base management fee payable	9,408	9,160
Incentive fee payable	5,877	4,696
Accounts payable and accrued expenses	12,910	14,771
Distributions payable	9,730	29,053
Total Liabilities	1,545,175	1,492,485

Commitments and Contingencies (See Note 11)

Net Assets
Common stock, par value $0.001 per share, 100,000,000,000 and 100,000,000,000 shares authorized, 64,868,507 and 64,562,265 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	65	65
Paid in capital in excess of par value	1,161,110	1,159,493
Total distributable loss	(43,765)	(19,886)
Total Net Assets	1,117,410	1,139,672
Total Liabilities and Total Net Assets	$2,662,585	$2,632,157

Net asset value per share	$17.23	$17.65

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	For the Year Ended December 31,
	2025	2024	2023
Income
Investment income from non-controlled/non-affiliate investments:
Interest from investments	$172,277	$179,956	$184,921
Dividend income	6,093	1,958	62
PIK income	29,234	22,680	20,536
Other income	9,760	18,597	10,561
Total investment income from non-controlled/non-affiliate investments	217,364	223,191	216,080

Investment income from non-controlled/affiliate investments:
Interest from investments	135	3,140	9,890
Dividend income	—	920	4,815
PIK income	30	461	2,308
Other income	118	—	—
Total investment income from non-controlled/affiliate investments	283	4,521	17,013

Investment income from controlled affiliate investments:
Interest from investments	39,420	39,145	33,739
Dividend income	16,163	25,796	30,957
PIK income	10	—	—
Total investment income from controlled affiliate investments	55,593	64,941	64,696
Total investment income	273,240	292,653	297,789

Expenses
Interest and debt financing expenses	80,585	74,688	80,008
Base management fee	37,163	35,644	36,095
Incentive fee	18,144	28,872	25,456
Professional fees	2,855	3,494	2,561
Directors fees	720	695	716
Other general and administrative expenses	8,424	10,108	7,981
Total expenses, net of fee waivers	147,891	153,501	152,817
Net investment income before taxes	125,349	139,152	144,972
Income tax expense, including excise tax	3,753	4,475	3,357
Net investment income	121,596	134,677	141,615

Net realized and unrealized gains (losses)
Net realized loss on non-controlled/non-affiliate investments	(13,469)	(18,174)	(62,903)
Net realized gain (loss) on non-controlled/affiliate investments	(14,759)	7,727	19,006
Net realized gain (loss) on foreign currency transactions	761	(320)	(5,134)
Net realized gain (loss) on forward currency exchange contracts	(5,817)	2,304	(407)
Net change in unrealized appreciation on foreign currency translation	1,435	(251)	4,050
Net change in unrealized appreciation on forward currency exchange contracts	(12,566)	5,765	(2,322)
Net change in unrealized appreciation on non-controlled/non-affiliate investments	24,061	11,424	49,524
Net change in unrealized appreciation on non-controlled/affiliate investments	12,706	(16,857)	(24,271)
Net change in unrealized appreciation on controlled affiliate investments	(15,192)	(6,877)	4,217
Total net loss	(22,840)	(15,259)	(18,240)

Net increase in net assets resulting from operations	$98,756	$119,418	$123,375

Basic and diluted net investment income per share of common stock	$1.88	$2.09	$2.19
Basic and diluted increase in net assets resulting from operations per share of common stock	$1.53	$1.85	$1.91
Basic and diluted weighted average common stock outstanding	64,821,087	64,562,265	64,562,265

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)

	For the Year Ended December 31,
	2025	2024	2023
Operations:
Net investment income	$121,596	$134,677	$141,615
Net realized loss	(33,284)	(8,463)	(49,438)
Net change in unrealized appreciation	10,444	(6,796)	31,198
Net increase in net assets resulting from operations	98,756	119,418	123,375
Stockholder distributions:
Distributions from distributable earnings	(126,494)	(116,212)	(103,300)
Net decrease in net assets resulting from stockholder distributions	(126,494)	(116,212)	(103,300)
Capital share transactions:
Issuances of common stock (net of offering and underwriting costs)	4,552	—	—
Shares issued in connection with dividend reinvestment plan	924	—	—
Net increase in net assets resulting from capital share transactions	5,476	—	—

Total increase (decrease) in net assets	(22,262)	3,206	20,075
Net assets at beginning of period	1,139,672	1,136,466	1,116,391
Net assets at end of period	$1,117,410	$1,139,672	$1,136,466

Net asset value per share of common stock	$17.23	$17.65	$17.60
Common stock outstanding at end of period	64,868,507	64,562,265	64,562,265

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

	For the Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net increase in net assets resulting from operations	$98,756	$119,418	$123,375
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Purchases of investments	(1,308,339)	(1,625,976)	(844,251)
Proceeds from principal payments and sales of investments	1,244,993	1,486,296	937,648
Net realized loss from investments	28,228	10,447	43,897
Net realized (gain) loss on foreign currency transactions	(761)	320	5,134
Net change in unrealized appreciation on forward currency exchange contracts	12,566	(5,765)	2,322
Net change in unrealized appreciation on investments	(21,575)	12,310	(29,470)
Net change in unrealized appreciation on foreign currency translation	(1,435)	251	(4,050)
Increase in investments due to PIK	(33,881)	(26,187)	(22,844)
Accretion of discounts and amortization of premiums	(5,154)	(5,149)	(5,329)
Amortization of deferred financing costs and debt issuance costs	5,203	4,022	3,570
Changes in operating assets and liabilities:
Collateral on derivatives	(1,238)	(2,142)	1,999
Interest receivable on investments	1,141	(1,995)	(2,899)
Interest rate swap	(70)	—	—
Prepaid insurance	(292)	13	(16)
Dividend receivable	391	3,672	4,264
Interest payable	(1,484)	577	1,153
Collateral payable on derivatives	12,907	—	—
Base management fee payable	248	231	23
Incentive fee payable	1,181	(2,631)	(1,889)
Accounts payable and accrued expenses	(1,861)	5,190	6,627
Net cash provided by (used in) operating activities	29,524	(27,098)	219,264

Cash flows from financing activities
Borrowings on debt	1,306,000	867,000	348,000
Repayments on debt	(1,228,199)	(735,301)	(480,000)
Payments of financing costs	(9,336)	(3,173)	—
Proceeds from issuances of common stock (net of offering and underwriting costs)	4,552	—	—
Purchase of common shares issued in connection with dividend reinvestment plan	924	—	—
Stockholder distributions paid	(145,817)	(114,275)	(99,426)
Net cash provided by (used in) financing activities	(71,876)	14,251	(231,426)
Net decrease in cash, foreign cash, restricted cash and cash equivalents	(42,352)	(12,847)	(12,162)
Effect of foreign currency exchange rates	2,196	(571)	(1,084)
Cash, foreign cash, restricted cash and cash equivalents, beginning of period	99,066	112,484	125,730
Cash, foreign cash, restricted cash and cash equivalents, end of period	$58,910	$99,066	$112,484

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$76,866	$70,089	$75,285
Cash paid for excise taxes during the period	$3,337	$2,248	$834
Cash paid for state income taxes during the period	$—	$163	$382

	As of December 31,
	2025	2024	2023
Cash	$23,092	$51,562	$42,995
Restricted cash	32,667	45,541	63,084
Foreign cash	3,151	1,963	6,405
Total cash, foreign cash, restricted cash, and cash equivalents shown in the consolidated statements of cash flows	$58,910	$99,066	$112,484

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments

As of December 31, 2025

(In thousands)

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Aerospace & Defense
ATS (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	9.65%	7/12/2029	$4,938	4,890	4,938
ATS (3)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/12/2029	$—	—	—
Bridger Aerospace Group Holdings, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.00%	9.70%	10/28/2030	$287	273	273
Bridger Aerospace Group Holdings, Inc. (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/28/2030	$—	(8)	(8)
Bridger Aerospace Group Holdings, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	6.00%	9.72%	10/28/2030	$5,099	5,049	5,048
BTX Precision (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	8.77%	7/25/2030	$7,607	7,553	7,607
BTX Precision (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/25/2030	$—	(28)	—
BTX Precision (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	8.77%	7/25/2030	$5,945	5,898	5,945
BTX Precision (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	8.60%	7/25/2030	$5,928	5,873	5,928
BTX Precision (15)(19)(29)	First Lien Senior Secured Loan	SOFR	4.75%	8.59%	7/25/2030	$1,439	1,428	1,439
BTX Precision (14)(19)(25)	Equity Interest	—	—	—	—	2	2,199	3,361
Forward Slope (15)(19)	First Lien Senior Secured Loan	SOFR	5.60%	9.27%	8/22/2029	$6,076	5,970	6,076
Forward Slope (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.60%	9.27%	8/22/2029	$13,248	13,018	13,248
Forward Slope (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.60%	9.32%	8/22/2029	$8,588	8,453	8,588
Forward Slope (15)(19)	First Lien Senior Secured Loan	SOFR	5.60%	9.27%	8/22/2029	$5,561	5,503	5,561
Forward Slope (14)(19)(25)	Equity Interest	—	—	—	—	930	930	1,543
Forward Slope (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.60%	9.32%	8/22/2029	$1,861	1,861	1,861
GSP Holdings, LLC (15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.90%	9.57%	11/5/2027	$4,689	4,704	4,360
GSP Holdings, LLC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	2.95% (2.95% PIK)	9.57%	11/5/2027	$1,126	1,116	1,047
GSP Holdings, LLC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	2.95% (2.95% PIK)	9.57%	11/6/2026	$9,811	9,905	9,124
Heads Up Technologies, Inc. (16)(19)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	7/23/2030	$216	215	215
Heads Up Technologies, Inc. (16)(19)	Second Lien Senior Secured Loan	SOFR	8.25%	11.92%	7/23/2031	$9,720	9,671	9,671
Heads Up Technologies, Inc. (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/23/2030	$—	(8)	(9)
Mach Acquisition R/C (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.15%	10.99%	10/19/2026	$7,532	7,500	7,532
Mach Acquisition T/L (15)(19)(29)	First Lien Senior Secured Loan	SOFR	7.15%	11.01%	10/19/2026	$13,268	13,221	13,268
Precision Ultimate Holdings, LLC (14)(19)(25)	Equity Interest	—	—	—	—	1,417	1,417	345
Precision Ultimate Holdings, LLC (14)(19)(25)	Equity Interest	—	—	—	—	620	781	1,145
Robinson Helicopter (14)(19)(25)	Equity Interest	—	—	—	—	1,592	507	2,551
Saturn Purchaser Corp. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	4.85%	8.72%	7/22/2030	$13,281	13,198	13,281
Saturn Purchaser Corp. (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/22/2030	$—	(53)	—
Solairus (3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	7/22/2030	$—	(15)	—
Whitcraft-Paradigm (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	2/28/2029	$—	(11)	(11)
Whitcraft-Paradigm (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	8.67%	2/15/2029	$10,158	10,100	10,158
Whitcraft-Paradigm (3)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/15/2029	$—	—	—

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Aerospace & Defense
Whitcraft-Paradigm (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	8.67%	2/15/2029		$2,297	2,297	2,297
Whitcraft-Paradigm (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	8.67%	2/15/2029		$2,661	2,638	2,661
Aerospace & Defense Total								$146,045	$149,043	13.3%

Automotive
American Trailer Rental Group (19)(26)	Subordinated Debt	—	5.50% (8.75% PIK)	14.25%	12/1/2027		$5,932	5,904	5,339
American Trailer Rental Group (19)(26)	Subordinated Debt	—	5.50% (8.75% PIK)	14.25%	12/1/2027		$18,302	18,173	16,471
American Trailer Rental Group (19)(26)	Subordinated Debt	—	5.50% (8.75% PIK)	14.25%	12/1/2027		$22,855	22,712	20,568
Cardo (6)(18)(19)	First Lien Senior Secured Loan	SOFR	5.25%	8.98%	5/12/2028		$98	97	98
Chilton (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	9.40%	2/5/2031		$6,451	6,410	6,403
Chilton (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/5/2031		$—	(22)	(76)
Chilton (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.50%	9.40%	2/5/2031		$886	862	857
Gills Point S (14)(19)(25)	Preferred Equity	—	—	—	—		—	20	39
Gills Point S (15)(19)(26)	First Lien Senior Secured Loan	SOFR	4.00% (1.50% PIK)	9.22%	5/17/2029		$12,378	12,378	12,068
Gills Point S (15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.00% (1.50% PIK)	9.22%	5/17/2029		$1,238	1,225	1,207
Gills Point S (15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.00% (1.50% PIK)	9.22%	5/17/2029		$7,310	7,310	7,127
Gills Point S (15)(19)(26)	First Lien Senior Secured Loan	SOFR	4.00% (1.50% PIK)	9.22%	5/17/2029		$3,661	3,640	3,570
Gills Point S (14)(19)(25)	Equity Interest	—	—	—	—		2	215	104
Gills Point S (3)(15)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	4.00% (1.50% PIK)	9.34%	5/17/2029		$2,900	2,876	2,779
Gills Point S (15)(19)(26)	First Lien Senior Secured Loan	SOFR	4.00% (1.50% PIK)	9.23%	5/17/2029		$3,989	3,959	3,889
Intoxalock (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.10%	8.82%	11/1/2028		$11,883	11,817	11,883
Intoxalock (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	11/1/2028		$—	(16)	—
JHCC Holdings, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	9/9/2027		$11,801	11,726	11,801
JHCC Holdings, LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	P	4.25%	11.00%	9/9/2027		$1,842	1,814	1,842
Automotive Total								$111,100	$105,969	9.5%

Beverage, Food & Tobacco
AgroFresh Solutions (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.60%	9.32%	4/2/2029		$1,866	1,809	1,866
AgroFresh Solutions (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.60%	9.32%	3/31/2030		$6,860	6,765	6,860
AgroFresh Solutions (15)(19)	First Lien Senior Secured Loan	SOFR	5.60%	9.32%	3/31/2030		$6,090	5,968	6,090
Arctic Glacier U.S.A., Inc. (19)(26)(31)	First Lien Senior Secured Loan	SOFR	6.76% (4.00% PIK)	14.43%	5/24/2028		$12,816	12,678	12,591
Arctic Glacier U.S.A., Inc. (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	5/24/2028		$—	(10)	(47)
BCC CPK investments 1, LLC (14)(19)(25)	Equity Interest	—	—	—	—		370	370	370
BCC Trillium Foods Investments 1, LLC (14)(19)(25)	Equity Interest	—	—	—	—		3	2,531	3,183
BCSF Project Aberdeen, LLC (14)(19)(25)	Equity Interest	—	—	—	—		2,217	2,217	2,390
CPK IPCO Buyer LLC (19)	Subordinated Debt	—	12.00%	12.00%	12/22/2031		$610	601	601
Hellers (6)(19)(26)	Subordinated Debt	—	15.00% PIK	15.00%	3/27/2031	NZ$	510	314	289
Hellers (2)(3)(5)(6)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	9/27/2030	NZ$	—	(13)	(5)
Hellers (6)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	BBSY	3.63% (1.88%PIK)	9.29%	9/27/2030	AUD	51	35	33
Hellers (6)(15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	BKBM	3.63% (1.88%PIK)	8.07%	9/27/2030	NZ$	47	28	27
PPX (14)(19)(25)	Preferred Equity	—	—	—	—		33	—	—
PPX (14)(19)(25)	Preferred Equity	—	—	—	—		33	5,000	3,750

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Beverage, Food & Tobacco
SauceCo HoldCo, LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.75%	9.44%	5/13/2030	$3,637	3,601	3,637
SauceCo HoldCo, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	9.42%	5/13/2030	$71,359	69,154	71,359
Spindrift (19)(26)	Subordinated Debt	—	13.75% PIK	13.75%	2/19/2033	$1,574	1,534	1,574
Spindrift (14)(19)(25)	Equity Interest	—	—	—	—	1	500	537
Beverage, Food & Tobacco Total							113,082	115,105	10.3%

Capital Equipment
AeriTek Global CAD Acquisition Inc. (6)(15)(19)	First Lien Senior Secured Loan	SOFR	6.50%	10.32%	8/27/2030	$474	467	467
AeriTek Global CAD Acquisition Inc. (3)(6)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.50%	10.32%	8/27/2030	$19	19	19
AXH Air Coolers (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	9.20%	10/31/2029	$7,400	7,347	7,400
AXH Air Coolers (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/31/2029	$—	(35)	—
AXH Air Coolers (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	9.20%	10/31/2029	$3,299	3,278	3,299
AXH Air Coolers (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.20%	10/31/2029	$4,877	4,849	4,877
AXH Air Coolers (14)(19)(25)	Preferred Equity	—	—	—	—	3,417	1,104	8,675
East BCC Coinvest II, LLC (14)(19)(25)	Equity Interest	—	—	—	—	1,419	1,229	—
Engineered Products Co., LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	4.75%	8.59%	8/12/2031	$85	79	79
Ergotron Acquisition LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.25%	8.97%	7/6/2028	$10,872	10,761	10,872
EXT Acquisitions, Inc. (3)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/19/2031	$—	—	—
EXT Acquisitions, Inc. (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/19/2031	$—	(3)	(3)
EXT Acquisitions, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	8.95%	12/19/2031	$4,835	4,787	4,811
FCG Acquisitions, Inc. (14)(19)(25)	Preferred Equity	—	—	—	—	4	—	—
Goodfellow (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.25%	7.27%	2/10/2032	€50	51	59
Goodfellow (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.25%	7.27%	2/10/2032	€50	51	59
Goodfellow (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	5.25%	8.98%	2/10/2032	£50	64	67
Goodfellow (6)(15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	2/10/2032	$50	50	50
PPT Group (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.50%	9.45%	2/28/2031	£6,131	7,658	8,185
PPT Group (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	5.50%	9.43%	2/28/2031	£220	287	260
PPT Group (3)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	SONIA	5.50%	9.44%	2/28/2031	£132	158	178
PPT Group (6)(14)(19)(25)	Equity Interest	—	—	—	—	376	376	335
TCFIII Owl Finance, LLC (19)(26)	Subordinated Debt	—	12.00% PIK	12.00%	1/30/2027	$6,965	6,947	6,965
Capital Equipment Total							$49,524	$56,654	5.1%

Chemicals, Plastics & Rubber
AP Plastics Group, LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	4.85%	8.72%	8/10/2030	$13,582	13,391	13,582
AP Plastics Group, LLC (16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.85%	8.72%	8/10/2030	$175	175	175
AP Plastics Group, LLC (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	8/10/2030	$—	(3)	(3)
Duraco (19)(29)(32)	First Lien Senior Secured Loan	SOFR	6.50%	10.16%	6/6/2029	$8,533	8,439	8,106
Duraco (3)(19)(32)	First Lien Senior Secured Loan - Revolver	SOFR	6.50%	10.24%	6/6/2029	$398	375	299
Plaskolite PPC Intermediate II LLC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	4.00% (4.00% PIK)	11.86%	5/9/2030	$7,224	7,070	7,080

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Chemicals, Plastics & Rubber
Plaskolite PPC Intermediate II LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.00%	10.86%	2/7/2030	$73	62	60
V Global Holdings LLC (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.85%	9.62%	12/22/2027	$4,042	4,033	3,557
V Global Holdings LLC (16)(19)	First Lien Senior Secured Loan	EURIBOR	5.75%	7.76%	12/22/2027	€97	101	107
V Global Holdings LLC (16)(19)	First Lien Senior Secured Loan	SOFR	5.90%	9.77%	12/22/2027	$15,583	15,252	14,804
Chemicals, Plastics & Rubber Total							$48,895	$47,767	4.3%

Construction & Building
AGS American Glass Services Acquisition, LLC (15)(19)	First Lien Senior Secured Loan	SOFR	5.50%	9.22%	7/24/2031	$159	158	158
AGS American Glass Services Acquisition, LLC (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	7/24/2031	$—	(1)	(5)
AGS American Glass Services Acquisition, LLC (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/24/2031	$—	(2)	(2)
AGS American Services Investments, L.P. (14)(19)(25)	Equity Interest	—	—	—	—	3	338	338
BCSF ServiceMaster Investments, LLC (14)(19)(25)	Preferred Equity	—	—	—	—	—	28	55
Chase Industries, Inc. (15)(19)(26)	First Lien Senior Secured Loan	SOFR	5.65% (1.50% PIK)	10.82%	11/11/2027	$27,479	27,077	26,929
Chase Industries, Inc. (15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.65% (1.50% PIK)	10.82%	11/11/2027	$2,689	2,642	2,635
Chase Industries, Inc. (3)(15)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	5.65% (1.50% PIK)	10.82%	11/11/2027	$525	509	490
Elk (14)(19)(25)	Equity Interest	—	—	—	—	1	7	742
Elk (14)(19)(25)	Preferred Equity	—	—	—	—	72	722	1,175
G702 Buyer, Inc. (16)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.42%	7/2/2031	$159	159	156
G702 Buyer, Inc. (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/2/2031	$—	(11)	(12)
Service Master (18)(19)(26)	First Lien Senior Secured Loan	SOFR	6.01% (1.00% PIK)	10.89%	8/16/2027	$929	923	929
Service Master (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.01%	10.66%	8/16/2027	$14,222	14,204	14,222
Service Master (15)(19)(26)	First Lien Senior Secured Loan	SOFR	5.86% (1.00% PIK)	10.60%	8/16/2027	$1,581	1,573	1,581
Service Master (15)(19)(26)	First Lien Senior Secured Loan	SOFR	5.86% (1.00% PIK)	10.58%	8/16/2027	$7,648	7,606	7,648
Service Master (15)(19)(26)	First Lien Senior Secured Loan	SOFR	6.01% (1.00% PIK)	10.86%	12/31/2029	$3,918	3,918	3,918
Service Master (15)(19)(26)	First Lien Senior Secured Loan	SOFR	6.01% (1.00% PIK)	10.86%	12/31/2029	$130	130	130
Service Master (18)(19)(26)	First Lien Senior Secured Loan	SOFR	5.86% (1.00% PIK)	10.58%	8/16/2027	$3,167	3,167	3,167
Service Master (14)(19)(25)	Preferred Equity	—	—	—	—	—	169	—
Service Master (14)(19)(25)	Equity Interest	—	—	—	—	—	—	—
Zeus Fire & Security (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	8.77%	12/11/2030	$8,762	8,762	8,740
Zeus Fire & Security (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	8.85%	12/11/2030	$4,841	4,809	4,828
Zeus Fire & Security (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/11/2030	$—	(16)	(7)
Construction & Building Total							$76,871	$77,815	7.0%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Consumer Goods: Durable
New Milani Group LLC (15)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.44%	6/26/2031	$10,584	10,485	10,532
New Milani Group LLC (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	6/26/2031	$—	(2)	(2)
New Milani Group LLC (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	6/26/2031	$—	(12)	(6)
Stanton Carpet (15)(19)	Second Lien Senior Secured Loan	SOFR	9.15%	13.09%	3/31/2028	$11,434	11,317	11,434
Tangent Technologies Acquisition, LLC (15)(19)	Second Lien Senior Secured Loan	SOFR	9.00%	13.01%	5/30/2028	$8,915	8,831	8,915
TLC Holdco LP (14)(19)(25)	Equity Interest	—	—	—	—	1,281	1,221	482
TLC Purchaser, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.76%	9.47%	10/11/2027	$6,093	6,092	5,522
TLC Purchaser, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.76%	9.47%	10/11/2027	$13,038	12,933	12,256
TLC Purchaser, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	5.76%	9.43%	10/11/2027	$1,953	1,943	1,836
Consumer Goods: Durable Total							$52,808	$50,969	4.6%

Consumer Goods: Non-Durable
Evriholder (19)(29)(32)	First Lien Senior Secured Loan	SOFR	6.90%	10.57%	1/24/2028	$5,898	5,866	5,839
Fineline Technologies, Inc. (14)(19)(25)	Equity Interest	—	—	—	—	939	939	1,288
Hempz (15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	10/25/2029	$220	218	217
Hempz (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/25/2029	$—	(12)	(27)
RoC Skincare (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.25%	9.12%	2/21/2031	$9,825	9,713	9,825
RoC Skincare (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	2/21/2030	$—	(21)	—
Solaray, LLC (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.60%	9.44%	6/15/2028	$12,052	12,052	12,052
Solaray, LLC (15)(19)	First Lien Senior Secured Loan	SOFR	6.85%	10.69%	6/15/2028	$28,283	28,283	25,737
Solaray, LLC (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.85%	10.69%	6/15/2028	$13,026	13,011	11,853
Summer Fridays, LLC (15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	5/16/2031	$483	476	476
Summer Fridays, LLC (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	5/16/2031	$—	(12)	(13)
WU Holdco, Inc. (3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	4/15/2032	$—	(12)	—
WU Holdco, Inc. (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	4.75%	8.40%	4/15/2032	$303	287	303
Consumer Goods: Non-Durable Total							$70,788	$67,550	6.0%

Consumer Goods: Wholesale
WSP (2)(3)(5)(7)(14)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	4/27/2028	$—	(6)	(153)
WSP (14)(19)(25)	Equity Interest	—	—	—	—	2,898	2,898	—
WSP (7)(14)(15)(19)	First Lien Senior Secured Loan	SOFR	1.25%	5.45%	4/27/2028	$3,282	2,969	1,256
WSP (7)(14)(19)(26)	First Lien Senior Secured Loan	—	8.00% PIK	8.00%	4/27/2028	$2,213	1,995	—
WSP (14)(19)(25)	Preferred Equity	—	—	—	—	—	216	—
WSP (14)(19)(25)	Equity Interest	—	—	—	—	—	12	—
Consumer Goods: Wholesale Total							$8,084	$1,103	0.1%

Containers, Packaging & Glass
ASP-r-pac Acquisition Co LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	6.26%	10.10%	12/29/2027	$5,724	5,646	5,724
ASP-r-pac Acquisition Co LLC (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.11%	9.83%	12/29/2027	$2,716	2,687	2,716
Precision Concepts Parent Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	4.75%	8.59%	8/2/2032	$36	32	32
Precision Concepts Parent Inc. (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	8.59%	8/2/2032	$717	714	710
Containers, Packaging & Glass Total							$9,079	$9,182	0.8%

Environmental Industries
BCC HGS Investments 1, LLC (14)(19)(25)	Equity Interest	—	—	—	—	7	1,065	1,065
Humic Acquisition Holdings, LLC (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	10/21/2031	$—	(8)	(9)
Humic Acquisition Holdings, LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.75%	9.63%	10/21/2031	$936	916	915
Humic Acquisition Holdings, LLC (15)(19)	First Lien Senior Secured Loan	SOFR	5.75%	9.48%	10/21/2031	$14,519	14,448	14,446
Meteor UK Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.00%	8.73%	5/14/2032	£8,104	10,793	10,820
Meteor UK Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	5.00%	8.95%	5/14/2032	£4,858	6,460	6,486
Meteor UK Bidco Limited (3)(6)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	11/14/2031	£—	—	—
Reconomy (6)(18)(19)	First Lien Senior Secured Loan	SONIA	6.50%	10.22%	7/12/2029	£68	83	91

Reconomy (3)(6)(18)(19)(34)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.50%	10.17%	7/12/2029	£4,182	5,471	5,526
Reconomy (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	8.27%	7/12/2029	€27	28	32
Titan Cloud Software, Inc (18)(19)	First Lien Senior Secured Loan	SOFR	5.85%	9.69%	9/7/2029	$27,580	27,446	27,580
Titan Cloud Software, Inc (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.85%	9.55%	9/7/2029	$12,264	12,210	12,264
Titan Cloud Software, Inc (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.85%	9.69%	9/7/2028	$3,424	3,399	3,424
Titan Cloud Software, Inc (14)(19)(25)	Equity Interest	—	—	—	—	3,532	3,532	4,851
Environmental Industries Total							$85,843	$87,491	7.8%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
FIRE: Finance
Allworth Financial Group, L.P. (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	8.47%	12/23/2027	$848	842	848
Allworth Financial Group, L.P. (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/23/2027	$—	(5)	—
Allworth Financial Group, L.P. (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	8.47%	12/23/2027	$5,012	4,984	5,012
Allworth Financial Group, L.P. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	4.75%	8.47%	12/23/2027	$1,459	1,452	1,459
Avalon Bidco Limited (6)(15)(19)	First Lien Senior Secured Loan	SONIA	6.25%	10.22%	4/16/2032	£50	65	66
Avalon Bidco Limited (3)(6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.25%	10.22%	4/16/2032	£2,556	3,318	3,369
Choreo (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	8.72%	2/18/2028	$128	128	128
Endurance Holdco Limited (6)(19)(25)(26)	Preferred Equity	—	12.50% PIK	12.50%	—	3,031	3,915	3,996
Insigneo Financial Group LLC (19)(26)	First Lien Senior Secured Loan	—	10.00% PIK	10.00%	8/1/2027	$1,945	1,958	1,945
Insigneo Financial Group LLC (15)(19)	First Lien Senior Secured Loan	SOFR	6.60%	10.30%	8/1/2028	$267	263	267
Insigneo Financial Group LLC (14)(19)(25)	Equity Interest	—	—	—	—	534	535	3,259
Lagerbox (6)(15)(19)	First Lien Senior Secured Loan	EURIBOR	3.50%	5.55%	12/20/2028	€750	779	880
LEP SAL Co-Invest, L.P. (6)(14)(19)(25)	Equity Interest	—	—	—	—	1,000	1,317	1,345
Monarch Finco, LLC (3)(17)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.25%	8.09%	10/29/2032	$18	18	18
Monarch Finco, LLC (3)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/29/2032	$—	—	—
Monarch Finco, LLC (17)(19)	First Lien Senior Secured Loan	SOFR	4.25%	8.09%	10/29/2032	$156	156	154
Parmenion (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.50%	9.46%	5/23/2029	£295	370	397
PMA (16)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.42%	1/31/2031	$58	57	58
PMA (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	1/31/2031	$—	(15)	—
Sikich (14)(19)(25)	Warrants	—	—	—	—	5	—	545
Sikich (14)(19)(25)	Warrants	—	—	—	—	2	—	156
Sikich (19)(25)(26)	Preferred Equity	—	13.00% PIK	13.00%	—	36	3,644	3,644
TA/Weg Holdings (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.50%	8.16%	10/2/2028	$2,301	2,299	2,299
TA/Weg Holdings (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.50%	8.16%	10/2/2028	$9,113	9,113	9,113
Wealth Enhancement Group (WEG) (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/2/2028	$—	(9)	—
Wealth Enhancement Group (WEG) (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.50%	8.16%	10/4/2028	$5,901	5,873	5,901
FIRE: Finance Total							$41,057	$44,859	4.0%

FIRE: Insurance
McLarens Acquisition Inc. (16)(19)	First Lien Senior Secured Loan	SOFR	4.90%	8.56%	12/19/2027	$902	895	895
McLarens Acquisition Inc. (16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.90%	8.56%	12/19/2027	$413	410	410
McLarens Acquisition Inc. (16)(19)	First Lien Senior Secured Loan	SOFR	4.90%	8.56%	12/19/2027	$95	94	95
McLarens Acquisition Inc. (16)(19)	First Lien Senior Secured Loan	SOFR	4.90%	8.56%	12/19/2027	$249	249	249
McLarens Acquisition Inc. (16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.90%	8.56%	12/19/2027	$262	260	262
McLarens Acquisition Inc. (16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.90%	8.56%	12/19/2027	$6,983	6,982	6,983
McLarens Acquisition Inc. (16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.90%	8.56%	12/19/2027	$7	7	7
McLarens Acquisition Inc. (3)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.85%	8.61%	12/19/2027	$3,902	3,886	3,902
McLarens Acquisition Inc. (3)(6)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	4.87%	8.71%	12/19/2027	£948	1,248	1,276
McLarens Acquisition Inc. (3)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/19/2027	$—	—	—
McLarens Acquisition Inc. (2)(3)(5)(6)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/20/2027	£—	(3)	(3)
McLarens Acquisition Inc. (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/19/2027	$—	(7)	(7)

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
FIRE: Insurance
MRHT (2)(3)(5)(6)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	11/10/2031	€—	(14)	(16)
MRHT (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.00%	7.02%	5/17/2032	€2,145	2,498	2,463
Simplicity (16)(19)(29)	First Lien Senior Secured Loan	SOFR	4.75%	8.40%	12/31/2031	$10,173	10,083	10,173
Simplicity (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/31/2031	$—	(37)	—
Simplicity (3)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	8.40%	12/31/2031	$4,140	4,102	4,140
FIRE: Insurance Total							$30,653	$30,829	2.8%

Healthcare & Pharmaceuticals
Accident Care Alliance Holdco LLC (15)(19)	First Lien Senior Secured Loan	SOFR	5.00%	8.67%	8/20/2030	$1,259	1,253	1,253
Accident Care Alliance Holdco LLC (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	8/20/2030	$—	(3)	(13)
Accident Care Alliance Holdco LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	8.70%	8/20/2030	$380	368	367
AEG Vision (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.90%	9.57%	3/27/2027	$2,038	2,033	2,038
AEG Vision (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.90%	9.57%	3/27/2027	$16,186	16,149	16,186
AEG Vision (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.90%	9.57%	3/27/2027	$17,653	17,614	17,653
AEG Vision (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.90%	9.57%	3/27/2027	$41,731	41,386	41,731
Alldent Holding GmbH (3)(6)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	11/15/2032	€—	—	—
Alldent Holding GmbH (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	7.62%	11/15/2032	€1,600	1,836	1,859
AOM Infusion (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/19/2032	$—	(5)	(3)
AOM Infusion (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	3/19/2032	$—	(4)	(2)
Apollo Intelligence (16)(19)	First Lien Senior Secured Loan	SOFR	5.75%	9.50%	5/31/2028	$14,924	15,314	14,625
Apollo Intelligence (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.75%	9.50%	5/31/2028	$9,039	9,010	8,837
Apollo Intelligence (14)(19)(25)	Equity Interest	—	—	—	—	34	3,378	2,288
Beacon Specialized Living (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	9.17%	3/25/2028	$4,925	4,886	4,925
Beacon Specialized Living (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.17%	3/25/2028	$4,834	4,738	4,834
Beacon Specialized Living (3)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	3/25/2028	$—	—	—
Caregiver (19)(26)	Subordinated Debt	—	16.50% PIK	16.50%	1/1/2030	$9,846	9,750	9,699
CB Titan Holdings, Inc. (14)(19)(25)	Preferred Equity	—	—	—	—	1,953	1,953	—
CRH Healthcare Purchaser, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	9/17/2031	$7,336	7,301	7,299
CRH Healthcare Purchaser, Inc. (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	9/17/2031	$—	(5)	(10)
CRH Healthcare Purchaser, Inc. (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	9/17/2031	$—	(4)	(4)
EHE Health (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	9.17%	8/7/2030	$10,760	10,671	10,760
EHE Health (3)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	8/7/2030	$—	—	—
EHE Health (14)(19)(25)	Equity Interest	—	—	—	—	2,178	2,178	2,383
Great Expressions Dental Center PC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	1.15% (3.00% PIK)	7.82%	9/30/2026	$9,970	9,995	8,874

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Healthcare & Pharmaceuticals
HealthDrive (3)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	8/20/2029	$—	—	—
HealthDrive (14)(19)(25)	Preferred Equity	—	—	—	—	18	1,822	2,198
Masco (6)(18)(19)(26)	Subordinated Debt	EURIBOR	9.25% (0.75% PIK)	12.23%	10/4/2032	€5,665	6,112	6,715
Mertus 522. GmbH (6)(18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	4.00% (3.00% PIK)	9.12%	5/28/2028	€232	260	261
Mertus 522. GmbH (6)(18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	4.00% (3.00% PIK)	9.13%	5/28/2028	€135	148	152
Nafinco (6)(15)(19)	First Lien Senior Secured Loan	EURIBOR	5.25%	7.37%	8/29/2031	€52	56	61
Nafinco (3)(6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.25%	7.37%	8/29/2031	€1,465	1,513	1,707
Nafinco (3)(6)(15)(19)	First Lien Senior Secured Loan - Revolver	EURIBOR	5.25%	7.29%	5/30/2031	€107	109	123
Odyssey Behavioral Health (15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.12%	5/21/2031	$1,607	1,590	1,607
Odyssey Behavioral Health (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	11/21/2030	$—	(74)	—
Odyssey Behavioral Health (14)(19)(25)	Equity Interest	—	—	—	—	22	2,234	2,370
Pharmacy Partners (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	2/28/2029	$—	(43)	—
Premier Imaging, LLC (15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.31% (1.95% PIK)	9.93%	3/31/2026	$2,207	2,204	1,954
Premier Imaging, LLC (15)(19)(26)(29)	First Lien Senior Secured Loan	SOFR	4.31% (1.95% PIK)	9.93%	3/31/2026	$8,228	8,218	7,282
Psychiatric Medical Care LLC (16)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.41%	7/1/2032	$177	175	175
Psychiatric Medical Care LLC (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/1/2032	$—	(23)	(25)
Red Nucleus (3)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	9.22%	10/17/2031	$405	384	405
Red Nucleus (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.25%	9.06%	10/17/2031	$298	270	298
RedMed Operations (Collage Rehabilitation) (15)(19)	First Lien Senior Secured Loan	SOFR	5.00%	8.72%	2/28/2031	$360	358	360
RedMed Operations (Collage Rehabilitation) (3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/28/2031	$—	(6)	—
RedMed Operations (Collage Rehabilitation) (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	8.77%	2/28/2031	$210	201	210
SunMed Group Holdings, LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.60%	9.44%	6/16/2028	$8,430	8,368	8,430
Sunmed Group Holdings, LLC (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	6/16/2027	$—	(1)	—
USME Holdco LLC (19)(26)	Subordinated Debt	—	17.00% PIK	17.00%	5/26/2031	$5,462	5,412	5,412
Vatica Health, Inc. (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/31/2032	$—	(9)	(9)
Vatica Health, Inc. (16)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.45%	10/31/2032	$9,089	9,000	8,998
WSHP Cottonwood Buyer, LLC (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/18/2032	$—	(7)	(7)
WSHP Cottonwood Buyer, LLC (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/18/2032	$—	(15)	(15)
WSHP Cottonwood Buyer, LLC (15)(19)	First Lien Senior Secured Loan	SOFR	5.00%	8.67%	12/18/2032	$5,851	5,822	5,822
Healthcare & Pharmaceuticals Total							$213,870	$210,063	18.8%

High Tech Industries
Access (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.25%	8.97%	6/28/2029	£80	99	108
Applitools (6)(16)(19)(26)	First Lien Senior Secured Loan	SOFR	6.25% PIK	9.92%	5/25/2029	$30,357	30,089	29,142
Applitools (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	5/25/2028	$—	(14)	(137)
Applitools (6)(14)(19)(25)	Equity Interest	—	—	—	—	20	11	8
Applitools (6)(14)(19)(25)	Equity Interest	—	—	—	—	8,297	4,762	3,365
Appriss (3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/10/2031	$—	(12)	—
Appriss (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	8.69%	3/10/2031	$357	333	357
Appriss Holdings, Inc. (14)(19)(25)	Equity Interest	—	—	—	—	2,136	1,606	2,073
Appriss Holdings, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	4.85%	8.57%	5/6/2027	$5,503	5,472	5,503
Appriss Holdings, Inc. (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	5/6/2028	$—	(5)	(5)
AQ Software Corporation (19)(25)(26)	Preferred Equity	SOFR	10.00% PIK	13.60%	—	2	1,928	1,648
AQ Software Corporation (19)(25)(26)	Preferred Equity	SOFR	10.00% PIK	13.60%	—	3	3,212	2,746
AQ Software Corporation (19)(25)(26)	Preferred Equity	SOFR	10.00% PIK	13.60%	—	1	849	726
AQ Software Corporation (19)(25)(26)	Preferred Equity	SOFR	10.00% PIK	13.60%	—	2	2,224	1,917
Chartbeat (19)(26)	Subordinated Debt	—	16.00% PIK	16.00%	10/4/2030	$6,815	6,730	6,815
Chartbeat (14)(19)(25)	Warrants	—	—	—	—	1	—	344
Chartbeat (19)(26)	Subordinated Debt	—	16.00% PIK	16.00%	10/4/2030	$6,075	5,989	6,075
Cloud Technology Solutions (CTS) (6)(15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SONIA	2.52% (5.48% PIK)	11.90%	10/17/2031	£2,161	2,761	2,907

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
High Tech Industries
Cloud Technology Solutions (CTS) (6)(14)(19)(25)	Preferred Equity	—	—	—	—	4,835	5,937	7,422
Eagle Rock Capital Corporation (14)(19)(25)	Preferred Equity	—	—	—	—	2,429	2,429	6,509
Eleven Software (18)(19)	First Lien Senior Secured Loan	SOFR	8.00%	11.67%	4/25/2027	$7,439	7,413	7,439
Eleven Software (18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	8.10%	11.82%	9/25/2026	$1,488	1,486	1,488
Eleven Software (14)(19)(25)	Preferred Equity	—	—	—	—	109	109	133
Eleven Software (14)(19)(25)	Preferred Equity	—	—	—	—	896	896	1,096
Govineer Solutions (fka Black Mountain) (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	8.67%	10/7/2030	$4,389	4,361	4,389
Govineer Solutions (fka Black Mountain) (3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	10/7/2030	$—	(23)	—
Govineer Solutions (fka Black Mountain) (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/7/2030	$—	(15)	—
HG Insights, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	7.50%	11.23%	6/16/2031	$10,712	10,509	10,605
HG Insights, Inc. (14)(19)(25)	Equity Interest	—	—	—	—	505	777	861
LogRhythm (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/2/2029	$—	(9)	(33)
LogRhythm, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	7.50%	11.34%	7/2/2029	$3,978	3,869	3,818
NearMap (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/9/2028	$—	(50)	—
NearMap (15)(19)(29)	First Lien Senior Secured Loan	SOFR	4.75%	8.61%	12/9/2029	$19,314	19,272	19,314
NearMap (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/9/2028	$—	(13)	(13)
New Gen Holding (6)(18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	2.00% (4.25% PIK)	8.37%	5/28/2031	€3,375	3,802	3,932
PayRange (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/31/2030	$—	(33)	—
PayRange (14)(19)(25)	Equity Interest	—	—	—	—	4,527	4,527	7,682
PlentyMarkets (6)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	3.25% (3.70% PIK)	8.53%	4/2/2032	€1,576	1,830	1,836
RetailNext (15)(19)	First Lien Senior Secured Loan	SOFR	7.00%	10.76%	12/5/2030	$17,007	16,863	16,837
RetailNext (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.00%	10.86%	12/5/2030	$1,862	1,837	1,831
Revalize, Inc. (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.90%	8.57%	4/15/2027	$5,261	5,247	4,841
Revalize, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.90%	9.57%	4/15/2027	$939	935	831
Revalize, Inc. (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.90%	8.57%	4/15/2027	$1,971	1,965	1,813
SAM (19)(26)	First Lien Senior Secured Loan	—	13.50% PIK	13.50%	5/9/2028	$43,969	43,837	43,969
SensorTower (19)(29)(31)	First Lien Senior Secured Loan	SOFR	7.50%	11.20%	3/15/2029	$4,347	4,302	4,347
SensorTower (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	3/15/2029	$—	(10)	—
SensorTower (14)(19)(25)	Equity Interest	—	—	—	—	156	2,400	14,911
Superna Inc. (6)(15)(19)	First Lien Senior Secured Loan	SOFR	6.50%	10.24%	3/6/2028	$31,251	31,228	31,251
Superna Inc. (3)(5)(6)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/6/2028	$—	(10)	—
Superna Inc. (3)(5)(6)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	3/6/2028	$—	(10)	—
Superna Inc. (6)(14)(19)(25)	Equity Interest	—	—	—	—	1,463	1,463	2,559
Utimaco (6)(16)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	7.62%	5/14/2029	€67	72	79
Utimaco (6)(16)(19)	First Lien Senior Secured Loan	SOFR	5.93%	9.73%	5/14/2029	$94	93	94
Utimaco (6)(16)(19)	First Lien Senior Secured Loan	SOFR	5.93%	9.73%	5/14/2029	$192	191	192
Utimaco (6)(14)(19)(25)	Equity Interest	—	—	—	—	2	2,158	3,235
Utimaco (6)(14)(19)(25)	Preferred Equity	—	—	—	—	2	2,158	3,235
Ventiv Holdco, Inc. (14)(19)(25)	Equity Interest	—	—	—	—	529	2,833	909
High Tech Industries Total							$250,660	$271,004	24.3%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Hotel, Gaming & Leisure
Awayday (3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	5/6/2032		$—	(2)	—
Awayday (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	5/6/2032		$—	(11)	—
Awayday (15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	5/6/2032		$1,343	1,332	1,343
City BBQ (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.35%	9.10%	9/4/2030		$9,255	9,189	9,207
City BBQ (2)(3)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	9/4/2030		$—	—	(66)
City BBQ (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	9/4/2030		$—	(32)	(24)
City BBQ (14)(19)(25)	Preferred Equity	—	—	—	—		5	1,271	1,449
Le Berger SA (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	3.75%	5.77%	2/21/2028		€500	522	587
Pollo Tropical (15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.07%	10/23/2029		$2,709	2,681	2,709
Pollo Tropical (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/23/2029		$—	(9)	—
Pyramid Global Hospitality (19)(24)(29)	First Lien Senior Secured Loan	SOFR	5.25%	9.11%	1/19/2028		$9,503	9,370	9,503
Pyramid Global Hospitality (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	1/19/2028		$—	(27)	—
Hotel, Gaming & Leisure Total								$24,284	$24,708	2.2%

Media: Advertising, Printing & Publishing
Facts Global Energy (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	9.05%	12/20/2031		$50	50	49
Facts Global Energy (2)(3)(5)(6)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/20/2031		$—	(27)	(158)
Facts Global Energy (2)(3)(5)(6)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	6/20/2031		$—	(13)	(39)
Facts Global Energy (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	9.05%	12/20/2031		$50	50	49
OGH Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan	SONIA	6.50%	10.23%	6/29/2029		£139	165	177
OGH Bidco Limited (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.25%	10.23%	6/29/2029		£2,217	2,628	2,547
TGI Sport Bidco Pty Ltd (6)(18)(19)	First Lien Senior Secured Loan	BBSY	7.00%	10.60%	4/30/2026	AUD	98	76	66
TGI Sport Bidco Pty Ltd (6)(17)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	7.11%	10.83%	4/30/2026	AUD	106	73	73
TGI Sport Bidco Pty Ltd (6)(17)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.03%	9.76%	6/24/2029		£69	88	93
Media: Advertising, Printing & Publishing Total								$3,090	$2,857	0.3%

Media: Broadcasting & Subscription
Lightning Finco Limited (6)(16)(19)	First Lien Senior Secured Loan	SOFR	5.93%	9.59%	8/31/2028		$1,443	1,441	1,436
Lightning Finco Limited (6)(16)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	7.62%	8/31/2028		€1,300	1,435	1,518
Media: Broadcasting & Subscription Total								$2,876	$2,954	0.3%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Media: Diversified & Production
Aptus 1724 Gmbh (6)(7)(14)(19)(21)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	7.15% PIK	10.89%	3/3/2028		$5,455	5,146	1,637
Efficient Collaborative Retail Marketing Company, LLC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	7.01% (2.50% PIK)	13.18%	9/30/2026		$11,433	9,614	9,947
Efficient Collaborative Retail Marketing Company, LLC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	7.01% (2.50% PIK)	13.18%	9/30/2026		$17,564	14,604	15,281
Efficient Collaborative Retail Marketing Company, LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.61%	10.33%	9/30/2026		$1,252	1,244	1,252
Music Creation Group Bidco GmbH (6)(7)(14)(19)(21)(26)	First Lien Senior Secured Loan	SOFR	7.15%PIK	10.89%	3/3/2028		$4,481	4,106	1,344
Soundwide, GmbH (3)(6)(7)(14)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/23/2026		€—	—	—
Media: Diversified & Production Total								$34,714	$29,461	2.6%

Metals & Mining
Elevation NewCo Intermediate, LLC (14)(19)(25)	Equity Interest	—	—	—	—		112	—	—
Elevation NewCo, LLC (2)(3)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	8/1/2031		$—	—	(18)
Elevation NewCo, LLC (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	8/1/2031		$—	(5)	(5)
Lindstrom, LLC (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.50%	9.20%	12/30/2032		$495	475	478
Lindstrom, LLC (16)(19)	First Lien Senior Secured Loan	SOFR	5.50%	9.20%	12/30/2032		$8,813	8,714	8,703
Metals & Mining Total								$9,184	$9,158	0.8%

Retail
Galeria (6)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	—	15.00% PIK	15.00%	4/9/2029		€10,294	11,172	12,081
Galeria (6)(14)(19)(25)	Equity Interest	—	—	—	—		101	22	24
New Look Vision Group (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	CORRA	5.25%	7.51%	5/26/2028	CAD	28	26	20
New Look Vision Group (3)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	CORRA	5.25%	7.51%	5/26/2028	CAD	828	599	604
New Look Vision Group (6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	8.92%	5/26/2028		$391	391	391
New Look Vision Group (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	CORRA	5.25%	7.51%	5/26/2028	CAD	54	43	39
Thrasio, LLC (7)(14)(15)(19)(26)	First Lien Senior Secured Loan	SOFR	10.11% PIK	13.84%	6/18/2029		$5,419	4,741	2,709
Thrasio, LLC (14)(19)(25)	Equity Interest	—	—	—	—		8	777	—
Thrasio, LLC (14)(19)(25)	Equity Interest	—	—	—	—		70	6,997	—
Thrasio, LLC (7)(14)(15)(19)(26)	First Lien Senior Secured Loan	SOFR	10.11% PIK	13.84%	6/18/2029		$1,745	1,546	1,745
Retail Total								$26,314	$17,613	1.6%

Services: Business
ACAMS (14)(19)(25)	Equity Interest	—	—	—	—		3,337	3,337	3,865
ACAMS (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/30/2031		$—	(17)	—
ACAMS (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	8.69%	12/30/2031		$13,704	13,566	13,704
Advanced Aircrew (15)(19)	First Lien Senior Secured Loan	SOFR	6.50%	10.22%	7/26/2030		$5,043	5,002	5,043
Advanced Aircrew (3)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/26/2030		$—	—	—
Advanced Aircrew (14)(19)(25)	Preferred Equity	—	—	—	—		592	592	644
Allbridge (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	9.17%	6/5/2030		$8,955	8,902	8,955
Allbridge (3)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	6/5/2030		$—	—	—
Allbridge (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	6/5/2030		$—	(21)	—
AMI (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	8.90%	10/17/2031		$9,204	9,144	9,204
AMI (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/17/2031		$—	(34)	—
Beneficium (6)(15)(19)	First Lien Senior Secured Loan	SONIA	5.75%	9.48%	6/28/2031		£7,497	9,401	9,883
Beneficium (2)(3)(6)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	6/28/2031		£—	—	(194)

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Services: Business
BLI Buyer, Inc. (3)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	10/31/2031	$—	—	—
BLI Buyer, Inc. (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/31/2031	$—	(10)	(11)
BLI Buyer, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	5.00%	8.84%	10/31/2031	$9,629	9,581	9,581
Brook Bidco (6)(18)(19)(26)	First Lien Senior Secured Loan	SONIA	1.87% (5.66% PIK)	11.25%	7/10/2028	£920	1,240	1,114
Brook Bidco (6)(16)(19)(26)	First Lien Senior Secured Loan	SOFR	1.91% (5.93% PIK)	11.52%	7/10/2028	£368	487	437
Brook Bidco (6)(16)(19)(26)	First Lien Senior Secured Loan	SOFR	1.91% (5.93% PIK)	11.52%	7/10/2028	£132	181	157
Brook Bidco (6)(14)(19)(25)	Preferred Equity	—	—	—	—	11,656	9,941	5,591
Cube (18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	2.00% (4.50% PIK)	10.19%	5/20/2031	$53	53	53
Cube (6)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	3.00% (4.40% PIK)	11.08%	5/20/2031	$121	105	103
Cube (6)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SONIA	10.00% PIK	13.73%	5/22/2032	£2,185	2,992	2,939
Darcy Partners (18)(19)	First Lien Senior Secured Loan	SOFR	7.75%	11.45%	6/1/2028	$1,480	1,474	1,480
Darcy Partners (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.65%	11.50%	6/1/2028	$181	181	181
Darcy Partners (14)(19)(25)	Equity Interest	—	—	—	—	359	360	440
Datix Bidco Limited (17)(19)	First Lien Senior Secured Loan	SOFR	5.00%	8.73%	4/30/2031	$16,626	16,361	16,626
Datix Bidco Limited (3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	4/30/2031	$—	(22)	—
Datix Bidco Limited (3)(5)(6)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/30/2030	$—	(30)	—
Datix Bidco Limited (3)(6)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/30/2030	£—	—	—
Discovery Senior Living (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	8.47%	3/18/2030	$5,530	5,506	5,530
Discovery Senior Living (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	3/18/2030	$—	(20)	—
DTIQ (13)(19)(29)	First Lien Senior Secured Loan	SOFR	7.50%	11.22%	9/30/2029	$33,355	32,881	32,854
DTIQ (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	9/30/2029	$—	(30)	(81)
DTIQ (3)(13)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.50%	11.22%	9/30/2029	$806	806	746
DTIQ (14)(19)(25)	Equity Interest	—	—	—	—	3,995	—	—
DTIQ (14)(19)(25)	Equity Interest	—	—	—	—	1,985	681	1,559
Easy Ice (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.40%	9.24%	10/30/2030	$7,920	7,821	7,920
Easy Ice (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.40%	9.07%	10/30/2030	$3,161	3,098	3,161
Easy Ice (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.40%	9.09%	10/30/2030	$1,776	1,713	1,776
Electronic Merchant Systems (16)(19)(29)	First Lien Senior Secured Loan	SOFR	4.75%	8.48%	8/1/2030	$4,092	4,034	4,092
Electronic Merchant Systems (3)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	8/1/2030	$—	—	—
Electronic Merchant Systems (19)(25)	Equity Interest	—	—	—	—	148	1,042	1,991
Elevator Holdco Inc. (14)(19)(25)	Equity Interest	—	—	—	—	2	2,448	3,026
E-Tech Group (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	4/9/2030	$—	(9)	(16)
Fiduciaire Jean-Marc Faber (FJMF) (2)(3)(5)(6)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	4/3/2032	€—	(14)	(38)
Fiduciaire Jean-Marc Faber (FJMF) (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.50%	7.58%	4/3/2032	€50	55	58
Hollywood LP (6)(19)(25)(26)	Preferred Equity	—	12.50% PIK	12.50%	—	1,869	2,428	2,464
iBanFirst (6)(18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	9.75% PIK	11.77%	7/13/2028	€4,152	4,372	4,872
iBanFirst (6)(18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	9.75% PIK	11.77%	7/13/2028	€120	129	141
iBanFirst (6)(18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	9.75% PIK	11.77%	7/13/2028	€4,363	4,554	5,121
iBanFirst (6)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	9.75% PIK	11.77%	7/13/2028	€4,009	4,181	4,705
iBanFirst Facility (6)(14)(19)(25)	Preferred Equity	—	—	—	—	7,112	8,136	28,523
ImageTrend (15)(19)	First Lien Senior Secured Loan	SOFR	6.00%	9.84%	1/31/2029	$17,000	16,831	17,000

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Services: Business
ImageTrend (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	1/31/2029		$—	(31)	—
ImageTrend (15)(19)	First Lien Senior Secured Loan	SOFR	6.00%	9.72%	1/31/2029		$2,500	2,479	2,500
LEP CP Co-Invest, L.P. (6)(14)(19)(25)	Equity Interest	—	—	—	—		287	380	410
Mach 1 Bidco Limited (3)(6)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	3.00% (4.40% PIK)	11.07%	5/20/2031		$153	151	151
masLabor (18)(19)	First Lien Senior Secured Loan	SOFR	7.50%	11.15%	7/1/2027		$8,233	8,148	8,233
masLabor (14)(19)(25)	Equity Interest	—	—	—	—		173	173	642
Morrow Sodali (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	4/25/2028		$—	(12)	—
Morrow Sodali (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.48%	9.20%	4/25/2028		$2,573	2,564	2,573
Opus2 (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.28%	9.00%	5/5/2028		£123	169	165
Opus2 (6)(14)(19)(25)	Equity Interest	—	—	—	—		2,272	2,900	4,189
PRGX (15)(19)	First Lien Senior Secured Loan	SOFR	5.50%	9.16%	12/20/2030		$142	141	140
PRGX (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/20/2030		$—	(23)	(82)
Pure Wafer (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.35%	9.07%	11/12/2030		$1,384	1,376	1,384
Pure Wafer (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	11/12/2030		$—	(16)	—
Pure Wafer (19)(25)	Equity Interest	—	—	—	—		1,236	1,236	1,381
Rydoo (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	6.75%	8.87%	9/12/2031		€1,556	1,724	1,826
Rydoo (6)(15)(19)	First Lien Senior Secured Loan	EURIBOR	6.75%	8.87%	9/26/2031		€5,076	5,796	5,957
Rydoo (6)(14)(19)(25)	Equity Interest	—	—	—	—		1,529	1,790	2,378
Rydoo (6)(14)(19)(25)	Preferred Equity	—	—	—	—		655	767	861
SoftCo (6)(15)(19)	First Lien Senior Secured Loan	EURIBOR	6.50%	8.57%	2/22/2031		€2,000	2,148	2,347
SoftCo (6)(14)(19)(25)	Equity Interest	—	—	—	—		500	537	734
Spring Finco BV (2)(3)(6)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	7/15/2029	NOK	—	—	(65)
TEI Holdings Inc. (17)(29)	First Lien Senior Secured Loan	SOFR	4.00%	7.67%	4/9/2031		$2,621	2,610	2,610
TES Global (6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	5.00%	9.01%	1/27/2029		£12	15	16
Webcentral (6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	6.50%	8.62%	12/18/2030		€17	18	20
Webcentral (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.50%	10.53%	12/18/2030		€217	238	242
Webcentral (6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.50%	10.53%	12/18/2030		$87	87	87
Services: Business Total								$228,774	$253,898	22.7%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Services: Consumer
CorePower Yoga, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	4/30/2031	$7,960	7,920	7,960
CorePower Yoga, LLC (3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	4/30/2031	$—	(2)	—
CorePower Yoga, LLC (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	4/30/2031	$—	(8)	—
Master ConcessionAir (19)(33)	First Lien Senior Secured Loan	SOFR	8.75%	12.44%	6/21/2029	$1,706	1,678	1,621
Master ConcessionAir (3)(19)(33)	First Lien Senior Secured Loan - Delayed Draw	SOFR	8.75%	12.64%	6/21/2029	$182	181	159
Master ConcessionAir (3)(19)(33)	First Lien Senior Secured Loan - Revolver	SOFR	8.75%	12.49%	6/21/2029	$217	213	205
MZR Aggregator (14)(19)(25)	Equity Interest	—	—	—	—	1	798	75
MZR Aggregator (14)(19)(25)	Equity Interest	—	—	—	—	—	12	15
MZR Buyer, LLC (15)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	6.90% (0.50% PIK)	11.06%	12/22/2028	$5,229	5,186	4,889
MZR Buyer, LLC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	7.00% (0.50% PIK)	11.56%	12/22/2028	$455	450	450
MZR Buyer, LLC (15)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	6.90% (0.50% PIK)	11.06%	12/22/2028	$1,732	1,711	1,619
MZR Buyer, LLC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	6.90% (0.50% PIK)	11.07%	12/22/2028	$25,491	24,919	23,834
Owl Acquisition, LLC (16)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.63%	4/17/2032	$642	639	629
Owl Acquisition, LLC (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	4/17/2032	$—	(8)	(47)
Owl Acquisition, LLC (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	8.69%	4/17/2032	$200	198	178
Spotless Brands (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.37%	7/25/2028	$11,330	11,281	11,330
Vasa Fitness Buyer, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	6.35%	10.07%	8/15/2030	$66	70	65
Vasa Fitness, LLC (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.35%	10.08%	8/15/2030	$580	571	561
Vasa Fitness, LLC (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	8/15/2030	$—	(2)	(3)
WhiteWater Express (19)(26)	Subordinated Debt	—	14.00% PIK	14.00%	3/31/2031	$9,164	9,094	9,164
Services: Consumer Total							$64,901	$62,704	5.6%

Telecommunications
Meriplex Communications, Ltd. (16)(19)	First Lien Senior Secured Loan	SOFR	5.10%	8.82%	7/17/2028	$11,966	11,846	11,757
Meriplex Communications, Ltd. (16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.10%	8.82%	7/17/2028	$7,102	7,053	6,978
Meriplex Communications, Ltd. (16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.10%	8.82%	7/17/2028	$2,824	2,800	2,775
Substantial Holdco Limited (3)(6)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	—	8.00% (4.00% PIK)	12.00%	4/20/2030	£253	338	340
Taoglas (15)(19)	First Lien Senior Secured Loan	SOFR	7.25%	10.92%	2/28/2029	$9,877	9,813	9,704
Taoglas (3)(6)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.25%	10.99%	2/28/2029	$1,284	1,284	1,260
Taoglas (6)(15)(19)	First Lien Senior Secured Loan	SOFR	7.25%	10.92%	2/28/2029	$444	436	436
Taoglas (14)(19)(25)	Equity Interest	—	—	—	—	2,259	2,259	1,901
Taoglas (15)(19)	First Lien Senior Secured Loan	SOFR	7.25%	10.92%	2/28/2029	$894	894	894
Taoglas (14)(19)(25)	Equity Interest	—	—	—	—	20	20	17
Taoglas (15)(19)	First Lien Senior Secured Loan	SOFR	7.25%	10.92%	2/28/2029	$18,277	18,025	17,957
Telecommunications Total							$54,768	$54,019	4.8%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Transportation: Cargo
A&R Logistics, Inc. (15)(19)(26)	First Lien Senior Secured Loan	SOFR	2.65% (4.25% PIK)	10.56%	2/3/2028	$13,161	13,128	11,581
A&R Logistics, Inc. (3)(15)(19)(22)(26)	First Lien Senior Secured Loan - Revolver	SOFR	2.50% (4.25% PIK)	10.48%	2/3/2028	$4,624	4,561	3,877
A&R Logistics, Inc. (15)(19)(26)	First Lien Senior Secured Loan	SOFR	2.65% (4.25% PIK)	10.56%	2/3/2028	$2,398	2,391	2,110
A&R Logistics, Inc. (15)(19)(26)	First Lien Senior Secured Loan	SOFR	2.65% (4.25% PIK)	10.56%	2/3/2028	$926	920	815
A&R Logistics, Inc. (15)(19)(26)	First Lien Senior Secured Loan	SOFR	2.65% (4.25% PIK)	10.56%	2/3/2028	$2,693	2,689	2,370
A&R Logistics, Inc. (15)(19)(26)	First Lien Senior Secured Loan	SOFR	2.65% (4.25% PIK)	10.56%	2/3/2028	$5,937	5,925	5,224
ARL Holdings, LLC (14)(19)(25)	Equity Interest	—	—	—	—	—	445	—
ARL Holdings, LLC (14)(19)(25)	Equity Interest	—	—	—	—	9	9	—
Grammer Investment Holdings LLC (14)(19)(25)	Equity Interest	—	—	—	—	1,011	1,019	—
Grammer Investment Holdings LLC (14)(19)(25)	Warrants	—	—	—	—	122	—	—
Grammer Investment Holdings LLC (14)(19)(25)	Preferred Equity	—	—	—	—	11	1,095	—
Gulf Winds International (15)(19)(26)(29)	First Lien Senior Secured Loan	SOFR	6.00% (1.00% PIK)	10.72%	12/16/2028	$11,954	11,744	11,356
Gulf Winds International (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.00%	10.72%	12/16/2028	$4,096	3,996	3,812
Gulf Winds International (15)(19)(26)	First Lien Senior Secured Loan	SOFR	6.00% (1.00% PIK)	10.72%	12/16/2028	$1,072	1,065	1,018
ICAT Logistics, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	6.25%	9.97%	3/1/2029	$182	181	180
ICAT Logistics, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.25%	9.97%	3/1/2029	$1,371	1,332	1,289
ICAT Logistics, Inc. (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	3/1/2029	$—	(12)	(13)
REP Coinvest III- A Omni, L.P. (14)(19)(25)	Equity Interest	—	—	—	—	1,377	1,377	728
RoadOne (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.25%	9.95%	12/29/2028	$11,883	11,670	11,883
RoadOne (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.25%	9.95%	12/29/2028	$929	919	929
RoadOne (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.25%	10.03%	12/29/2028	$3,922	3,856	3,922
Transportation: Cargo Total							$68,310	$61,081	5.5%

Transportation: Consumer
PrimeFlight (15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.12%	5/1/2029	$9,334	9,252	9,334
PrimeFlight Acquisition LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	9.35%	5/1/2029	$11,944	11,792	11,944
PrimeFlight Acquisition LLC (15)(19)	First Lien Senior Secured Loan	SOFR	5.50%	9.17%	5/1/2029	$826	826	826
PrimeFlight Acquisition LLC (15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	5/1/2029	$4,014	3,969	4,014
Transportation: Consumer Total							$25,839	$26,118	2.3%

Utilities: Electric
KAMC Holdings, Inc. (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.25%	9.10%	8/1/2031	$7,857	7,770	7,768
KAMC Holdings, Inc. (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.25%	9.07%	8/1/2031	$263	253	252
Utilities: Electric Total							$8,023	$8,020	0.7%

Utilities: Water
Vessco Water (3)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.50%	8.22%	7/24/2031	$2,758	2,740	2,757
Vessco Water (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/24/2031	$—	(9)	—
Utilities: Water Total							$2,731	$2,757	0.2%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Wholesale
Abracon Group Holding, LLC. (7)(14)(16)(19)(26)	First Lien Senior Secured Loan	SOFR	2.05% (4.60% PIK)	10.54%	7/6/2028		$14,939	13,613	8,964
Abracon Group Holding, LLC. (7)(14)(16)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	2.05% (4.60% PIK)	10.54%	7/6/2028		$2,112	1,916	1,267
Chex Finer Foods, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.00%	9.74%	6/6/2031		$8,945	8,892	8,945
Chex Finer Foods, LLC (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	6/6/2031		$—	(16)	—
Chex Finer Foods, LLC (3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	6/6/2031		$—	(14)	—
Fifty AU Bidco Pty Ltd (18)(19)	First Lien Senior Secured Loan	BBSY	5.00%	8.79%	8/1/2031	AUD	2,396	1,543	1,591
Fifty U.S. Bidco Inc (15)(19)	First Lien Senior Secured Loan	SOFR	5.00%	8.67%	8/1/2031		$700	696	696
Fifty U.S. Bidco Inc (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	8/1/2031		$—	(4)	(15)
Fifty U.S. Bidco Inc (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	8.67%	8/1/2031		$1,171	1,159	1,163
Hultec (14)(19)(25)	Equity Interest	—	—	—	—		1	651	1,019
SureWerx (16)(19)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	12/28/2029		$932	929	927
SureWerx (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/28/2029		$—	(6)	(5)
SureWerx (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/28/2028		$—	(13)	(6)
SureWerx (3)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/28/2028	CAD	—	—	—
Wholesale Total								$29,346	$24,546	2.2%

Non-Controlled/Non-Affiliate Investments Total								$1,891,513	$1,905,297	170.5%

Non-Controlled/Affiliate Investments
Aerospace & Defense
Ansett Aviation Training (6)(10)(14)(19)(25)	Equity Interest	—	—	—	—		5,119	3,842	18,384
Aerospace & Defense Total								$3,842	$18,384	1.6%

Beverage, Food & Tobacco
ADT Pizza, LLC (10)(14)(19)(25)	Equity Interest	—	—	—	—		6,720	3,372	—
Beverage, Food & Tobacco Total								$3,372	$-	0.0%

Consumer Goods: Durable
Walker Edison (3)(7)(10)(14)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/2/2026		$290	290	290
Consumer Goods: Durable Total								$290	$290	0.1%

Non-Controlled/Affiliate Investments Total								$7,504	$18,674	1.7%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Controlled Affiliate Investments
Aerospace & Defense
BCC Jetstream Holdings Aviation (Off I), LLC (6)(10)(11)(14)(20)(25)	Equity Interest	—	—	—	—	11,863	11,863	7,539
BCC Jetstream Holdings Aviation (On II), LLC (10)(11)(14)(20)	First Lien Senior Secured Loan	—	—	—	—	$8,013	8,013	4,583
BCC Jetstream Holdings Aviation (On II), LLC (10)(11)(14)(20)(25)	Equity Interest	—	—	—	—	1,116	1,116	—
Gale Aviation (Offshore) Co (6)(10)(11)(14)(19)(25)	Equity Interest	—	—	—	—	72,247	66,754	55,758
Aerospace & Defense Total							$87,746	$67,880	6.1%

FIRE: Finance
Legacy Corporate Lending HoldCo, LLC (10)(11)(14)(19)(25)	Equity Interest	—	—	—	—	1	900	1,287
Legacy Corporate Lending HoldCo, LLC (10)(11)(19)(25)	Preferred Equity	—	—	—	—	66	59,400	68,748
Legacy Corporate Lending HoldCo, LLC (10)(11)(14)(19)(25)	Equity Interest	—	—	—	—	1	—	—
FIRE: Finance Total							$60,300	$70,035	6.3%

Investment Vehicles
Bain Capital Senior Loan Program, LLC (6)(10)(11)(18)(19)	Subordinated Note Investment Vehicles	—	10.00%	10.00%	12/27/2033	$169,995	169,995	157,925
Bain Capital Senior Loan Program, LLC (6)(10)(11)(25)	Preferred Equity Interest Investment Vehicles	—	—	—	—	10	10	1,836
Bain Capital Senior Loan Program, LLC (6)(10)(11)(25)	Equity Interest Investment Vehicles	—	—	—	—	10	5,594	5,007
International Senior Loan Program, LLC (6)(10)(11)(18)(19)	Subordinated Note Investment Vehicles	SOFR	8.00%	11.69%	2/22/2028	$190,729	190,729	190,729
International Senior Loan Program, LLC (6)(10)(11)(25)	Equity Interest Investment Vehicles	—	—	—	—	63,587	60,614	43,554
Investment Vehicles Total							$426,942	$399,051	35.7%

Services: Business
Parcel2Go (6)(10)(11)(14)(19)(25)	Preferred Equity	—	—	—	—	14,221	—	—
Parcel2Go (6)(10)(11)(14)(19)(25)	Equity Interest	—	—	—	—	—	—	—
Parcel2Go (6)(10)(11)(18)(19)	First Lien Senior Secured Loan	SONIA	7.00%	10.97%	11/26/2031	£49	62	56
Services: Business Total							$62	$56	0.0%

Services: Consumer
SG Global Midco Limited (6)(10)(11)(19)	First Lien Senior Secured Loan	—	10.00%	10.00%	12/31/2028	£2	3	3
Surrey Bidco Limited (6)(7)(10)(11)(14)(18)(19)(26)	First Lien Senior Secured Loan	SONIA	7.28% PIK	11.00%	12/31/2028	£69	77	22
Voltaire Topco Limited (6)(10)(11)(14)(19)(25)	Equity Interest	—	—	—	—	—	—	—
Services: Consumer Total							$80	$25	0.0%

Transportation: Cargo
Lightning Holdings B, LLC (6)(10)(11)(14)(19)(25)	Equity Interest	—	—	—	—	28,209	28,520	47,423
Transportation: Cargo Total							$28,520	$47,423	4.2%
Controlled Affiliate Investments Total							$603,650	$584,470	52.3%
Investments Total							$2,502,667	$2,508,441	224.5%

Cash Equivalents
Goldman Sachs Financial Square Government Fund Institutional Share Class	Cash Equivalents	—	—	3.69%	—	$12,002	12,002	12,002
Goldman Sachs US Treasury Liquid Reserves Fund (30)	Cash Equivalents	—	—	3.70%	—	$26,812	26,812	26,812
Cash Equivalents Total							$38,814	$38,814	3.5%
Investments and Cash Equivalents Total							$2,541,481	$2,547,255	228.0%

Interest Rate Swap

Description	Hedged Items	Company Receives	Company Pays	Counterparty	Settlement Date	Notional Amount	Upfront Payments/Receipts	Unrealized Appreciation
Interest Rate Swap	March 2030 Notes	5.95%	SOFR + 1.90%	Wells Fargo	3/15/2030	$350,000	$-	$7,976

Forward Foreign Currency Exchange Contracts

Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation(8)
US DOLLARS 148	EURO 0	Wells Fargo	1/9/2026	$(503)
US DOLLARS 7,650	EURO 7,225	Bank of New York Mellon	1/28/2026	(847)
US DOLLARS 1,388	POUND STERLING 1,118	Bank of New York Mellon	1/30/2026	(116)
US DOLLARS 1,922	POUND STERLING 1,480	Bank of New York Mellon	3/20/2026	(69)
US DOLLARS 1,060	EURO 1,820	Bank of New York Mellon	3/27/2026	(1,086)
US DOLLARS 9,445	EURO 8,610	BNP Paribas	3/30/2026	(710)
US DOLLARS 1,034	POUND STERLING 0	BNP Paribas	4/10/2026	(1,038)
US DOLLARS 3,130	POUND STERLING 2,410	US Bank	4/14/2026	(111)
US DOLLARS 19,307	EURO 16,810	US Bank	5/12/2026	(556)
US DOLLARS 13,483	POUND STERLING 10,160	US Bank	5/14/2026	(179)
US DOLLARS 1,167	EURO 0	Wells Fargo	5/19/2026	(1,168)
US DOLLARS 58	POUND STERLING 55	Bank of New York Mellon	6/8/2026	(16)
US DOLLARS 819	EURO 700	Bank of New York Mellon	6/8/2026	(9)
US DOLLARS 5,137	EURO 4,400	Bank of New York Mellon	6/9/2026	(69)
US DOLLARS 2,760	EURO 2,360	Bank of New York Mellon	6/10/2026	(32)
US DOLLARS 290	NEW ZEALAND DOLLAR 725	Bank of New York Mellon	6/15/2026	(129)
US DOLLARS 3,959	POUND STERLING 2,915	Bank of New York Mellon	6/17/2026	40
US DOLLARS 7,661	POUND STERLING 5,690	Bank of New York Mellon	6/25/2026	10
US DOLLARS 2,451	POUND STERLING 1,810	US Bank	6/25/2026	18
US DOLLARS 2,451	AUSTRALIAN DOLLARS 3,739	Bank of New York Mellon	7/16/2026	(40)
US DOLLARS 8,665	POUND STERLING 6,450	Wells Fargo	7/16/2026	(6)
US DOLLARS 4,375	EURO 3,680	Wells Fargo	7/16/2026	15
US DOLLARS 3,206	AUSTRALIAN DOLLARS 4,900	US Bank	7/31/2026	(57)
US DOLLARS 5,343	POUND STERLING 4,007	BNP Paribas	7/31/2026	(43)
US DOLLARS 11,061	EURO 9,445	BNP Paribas	7/31/2026	(136)
US DOLLARS 5,895	EURO 4,980	Wells Fargo	8/13/2026	(11)
US DOLLARS 3,248	AUSTRALIAN DOLLARS 5,195	Bank of New York Mellon	8/20/2026	(210)
US DOLLARS 999	EURO 0	Bank of New York Mellon	8/20/2026	(999)
US DOLLARS 5,570	EURO 4,860	Wells Fargo	8/20/2026	(195)
US DOLLARS 952	CANADIAN DOLLAR 1,310	Bank of New York Mellon	8/20/2026	(12)
US DOLLARS 7,111	POUND STERLING 5,620	Bank of New York Mellon	8/27/2026	(443)
US DOLLARS 5,359	AUSTRALIAN DOLLARS 8,060	Bank of New York Mellon	9/16/2026	(4)
US DOLLARS 7,171	POUND STERLING 5,316	US Bank	9/24/2026	27
US DOLLARS 3,473	POUND STERLING 2,590	US Bank	10/2/2026	(7)
US DOLLARS 3,170	EURO 2,700	US Bank	10/2/2026	(38)
US DOLLARS 16,837	EURO 14,100	Bank of New York Mellon	10/2/2026	84
US DOLLARS 1,083	POUND STERLING 800	Wells Fargo	10/26/2026	8
US DOLLARS 5,756	POUND STERLING 4,380	US Bank	11/10/2026	(129)
US DOLLARS 1,648	EURO 1,400	Wells Fargo	11/20/2026	(18)
US DOLLARS 4,355	POUND STERLING 3,350	Bank of New York Mellon	11/25/2026	(145)
US DOLLARS 983	EURO 830	US Bank	12/7/2026	(5)
US DOLLARS 2,278	EURO 2,000	Bank of New York Mellon	10/28/2027	(127)
				$(9,061)

(1)
The investments bear interest at a rate that may be determined by reference to the Euro Interbank Offered Rate (“EURIBOR” or “E”), the Bank Bill Benchmark Rate (“BKBM”), the Canadian Overnight Repo Rate Average (“CORRA”), the Bank Bill Swap Bid Rate (“BBSY”), the Prime Rate (“Prime” or “P”), the Sterling Overnight Index Average (“SONIA”) or Secured Overnight Financing rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may provide for Payment-in-Kind (“PIK”). For each, the Company has provided the PIK or the spread over EURIBOR, BKBM, CORRA, BBSY, SONIA, SOFR, or Prime and the current weighted average interest rate in effect at December 31, 2025. Certain investments are subject to a EURIBOR, BKBM, CORRA, BBSY, SONIA, SOFR or Prime interest rate floor.
(2)
The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.
(3)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.
(4)
Percentages are based on the Company’s net assets of $1,117,410 as of December 31, 2025.
(5)
The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(6)
The investment or a portion of this investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2025, non-qualifying assets totaled 29.53% of the Company’s total assets.
(7)
Loan was on non-accrual status as of December 31, 2025.
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
(22)
$464 of the total par amount for this security is at P+ 5.50%.
(23)
Tick mark not used.
(24)
Loan includes interest rate floor of 1.25%.
(25)
Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2025, the aggregate fair value of these securities is $435,349 or 38.96% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
ACAMS	3/10/2022
ADT Pizza, LLC	10/29/2018
Advanced Aircrew	7/26/2024
AGS American Services Investments, L.P.	7/24/2025
Ansett Aviation Training	3/24/2022
Apollo Intelligence	6/1/2022
Applitools	7/18/2025
Appriss Holdings, Inc.	5/3/2021
AQ Software Corporation	12/10/2021
AQ Software Corporation	4/14/2022
AQ Software Corporation	12/29/2022
ARL Holdings, LLC	5/3/2019
AXH Air Coolers	10/31/2023
Bain Capital Senior Loan Program, LLC	12/27/2021
BCC CPK investments 1, LLC	12/8/2025
BCC HGS Investments 1, LLC	10/21/2025
BCC Jetstream Holdings Aviation (Off I), LLC	6/1/2017
BCC Jetstream Holdings Aviation (On II), LLC	6/1/2017
BCC Trillium Foods Investments 1, LLC	5/13/2025
BCSF Project Aberdeen, LLC	7/3/2024
BCSF ServiceMaster Investments, LLC	8/8/2025
Brook Bidco	7/8/2021
BTX Precision	7/25/2024
CB Titan Holdings, Inc.	5/1/2017
Chartbeat	10/4/2024
City BBQ	9/4/2024
Cloud Technology Solutions (CTS)	12/15/2022
Darcy Partners	6/1/2022
DTIQ	9/15/2025
DTIQ	9/30/2024
Eagle Rock Capital Corporation	12/9/2021
East BCC Coinvest II, LLC	7/23/2019
EHE Health	8/7/2024
Electronic Merchant Systems	7/12/2024
Elevation NewCo Intermediate, LLC	8/1/2025
Elevator Holdco Inc.	12/23/2019
Eleven Software	3/20/2024
Eleven Software	4/25/2022
Elk	11/1/2019
Endurance Holdco Limited	11/14/2025
FCG Acquisitions, Inc.	1/24/2019
Fineline Technologies, Inc.	2/22/2021
Forward Slope	3/15/2024
Gale Aviation (Offshore) Co	1/2/2019
Galeria	8/1/2024
Gills Point S	5/17/2023
Gills Point S	12/18/2025
Grammer Investment Holdings LLC	10/1/2018
HealthDrive	8/18/2023

Investment	Acquisition Date
HG Insights, Inc.	6/16/2025
Hollywood LP	4/16/2025
Hultec	3/31/2023
iBanFirst Facility	7/13/2021
Insigneo Financial Group LLC	8/1/2022
International Senior Loan Program, LLC	2/22/2021
Legacy Corporate Lending HoldCo, LLC	4/21/2023
LEP CP Co-Invest, L.P.	4/16/2025
LEP SAL Co-Invest, L.P.	11/14/2025
Lightning Holdings B, LLC	1/2/2020
masLabor	7/1/2021
MZR Aggregator	9/17/2024
MZR Aggregator	12/22/2020
Odyssey Behavioral Health	11/21/2024
Opus2	6/16/2021
Parcel2Go	11/26/2024
PayRange	10/31/2024
PPT Group	2/28/2025
PPX	7/29/2021
Precision Ultimate Holdings, LLC	10/7/2024
Precision Ultimate Holdings, LLC	11/6/2019
Pure Wafer	11/12/2024
REP Coinvest III- A Omni, L.P.	2/5/2021
Robinson Helicopter	6/30/2022
Rydoo	9/26/2024
SensorTower	3/15/2024
Service Master	7/15/2021
Service Master	8/16/2021
Sikich	5/6/2024
SoftCo	3/1/2024
Spindrift	2/19/2025
Superna Inc.	3/8/2022
Taoglas	6/27/2024
Taoglas	2/28/2023
Thrasio, LLC	6/18/2024
Titan Cloud Software, Inc	11/4/2022
TLC Holdco LP	10/11/2019
Utimaco	6/28/2022
Ventiv Holdco, Inc.	9/3/2019
Voltaire Topco Limited	8/28/2025
WSP	5/20/2024
WSP	8/31/2021

(26)
Denotes that all or a portion of the investment includes PIK income during the period.
(27)
Tick mark not used.
(28)
Tick mark not used.
(29)
Assets or a portion thereof are pledged as collateral for the 2019-1 Issuer. See “Note 6. Debt.”
(30)
Cash equivalents include $26,809 of restricted cash.
(31)
Loan includes interest rate floor of 2.00%.
(32)
Loan includes interest rate floor of 1.50%.
(33)
Loan includes interest rate floor of 3.00%.
(34)
£1,027 of the total par amount for this security is at EURIBOR + 6.25%.

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

Our operations are comprised of a single operating and reportable business segment, asset management. The Chief Operating Decision Maker (the “CODM”) consists of the Company’s Chief Executive Officer and Chief Financial Officer, as these are the individuals responsible for determining the Company’s investment strategy, capital allocation, expense structure, launch and dissolution and entering into significant contracts on behalf of the Company. The CODM uses key metrics to determine how to allocate resources and in determining the amount of dividends to be distributed to the Company's stockholders. Key metrics include, but are not limited to, net investment income and net increase in net assets resulting from operations that are reported on the Consolidated Statements of Operations, Financial Highlights reported in Note 12, underlying investment cost and market value as disclosed on the consolidated schedule of investments and expected yield relative to the risk of the individual assets as disclosed in the composition of the investment portfolio and associated yield table. As the Company's operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

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

With respect to investments for which market quotations are not readily available, in particular, illiquid/hard to value assets, the Advisor will typically undertake a multi-step valuation process, which includes among other things, the below:

•
The Company’s quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Advisor responsible for the portfolio investment; in conjunction with the Company’s portfolio management and valuation team.
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

Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies. Distributions received from an equity interest, limited liability company or a limited partnership investment are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. For the years ended December 31, 2025, 2024 and 2023, the Company recorded $22.3 million, $28.7 million, and $35.8 million respectively, of dividend income, of which, $4.1 million, $1.6 million, and $0.0 million respectively, related to PIK dividends. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status.

Certain structuring fees and amendment fees are recorded as other income when earned. Administrative agent fees received by the Company are recorded as other income when the services are rendered.

Expenses are recorded on an accrual basis.

Non-Accrual Loans

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of December 31, 2025, there were twelve loans from six issuers on non-accrual. As of December 31, 2024, there were eight loans from five issuers on non-accrual.

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

The Company intends to timely distribute to its stockholders substantially all of its annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and, depending upon the level of the Company’s taxable income earned in a year, the Company may choose to carry forward taxable income for distribution in the following year and incur applicable U.S. federal excise tax and pay a 4% tax on such income, as required. To the extent that we determine that our estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the years ended December 31, 2025, 2024 and 2023, we recorded an expense of $3.7 million, $4.4 million and $2.9 million, respectively for U.S. federal excise tax.

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

Dividend Reinvestment Plan

The Company has adopted a dividend reinvestment plan that provides for the reinvestment of cash dividends and distributions. Stockholders who do not “opt out” of the Company’s dividend reinvestment plan will have their cash dividends and distributions (net of applicable withholding tax) automatically reinvested in additional shares of the Company’s common stock, rather than receiving cash dividends and distributions.

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

Interest Rate Swaps

The Company uses interest rate swaps to hedge some of the Company’s fixed rate debt. The Company has designated each interest rate swap held as the hedging instrument in an effective hedge accounting relationship, and therefore the periodic payments and receipts are recognized as components of interest expense in the Consolidated Statements of Operations. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a derivative asset or derivative liability on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by a change in the carrying value of the fixed rate debt. Any amounts paid to the counterparty to cover collateral obligations under the terms of the interest rate swap agreement are included in collateral on derivatives and collateral payable on derivatives on the Company’s Consolidated Statements of Assets and Liabilities. Please see “Item 8. Consolidated Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 6. Debt and Note 7. Derivatives” for additional detail.

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

The Company intends to comply with the applicable provisions of the Code pertaining to RICs and to make distributions of taxable income sufficient to relieve it from substantially all U.S. federal income taxes. Accordingly, no provision for U.S. federal income taxes is required in the Consolidated Financial Statements. For U.S. federal income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through December 31, 2025 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until the Company files our tax return for the tax year ending December 31, 2025. The character of income and gains that the Company distributes is determined in accordance with U.S. federal income tax regulations that may differ from US GAAP. BCSF CFSH, LLC, BCSF CFS, LLC, and BCC Middle Market CLO 2019‑1, LLC are disregarded entities for U.S. federal income tax purposes and are consolidated with the tax return of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its Consolidated Financial Statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes, if any, are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits related to uncertain tax positions on returns to be filed by the Company for all open tax years should be recorded. The Company identifies its major tax jurisdiction as the United States, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. As of December 31, 2025, the tax years that remain subject to examination are from 2022 forward.

Recent Accounting Pronouncements

The Company’s management has evaluated recently issued accounting standards through February 26, 2026, the issuance date of the Consolidated Financial Statements, and noted that no recent accounting pronouncements will have a material impact on the Consolidated Financial Statements of the Company except for what is noted below:

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures
(“ASU 2023-09”), which intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company adopted ASU 2023-09 effective December 31, 2025 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270), Narrow-Scope Improvements (“ASU 2025-11”), which improves the navigability of required interim disclosures and clarifies when that guidance is applicable. Additionally, ASU 2025-11 provides additional guidance on what disclosures should be provided in interim reporting periods. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently assessing the impact of this guidance; however, the Company does not expect a material impact on its consolidated financial statements.

Note 3. Investments

The following table shows the composition of the investment portfolio, at amortized cost and fair value as of December 31, 2025 (with corresponding percentage of total portfolio investments):

	As of December 31, 2025
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loan	$1,625,569	64.9%	$1,598,731	63.8%
Second Lien Senior Secured Loan	29,819	1.2	30,020	1.2
Subordinated Debt	99,272	4.0	95,687	3.8
Preferred Equity	121,965	4.9	157,244	6.3
Equity Interest	199,100	8.0	226,663	9.0
Warrants	—	—	1,045	0.0
Subordinated Notes in Investment Vehicles (1)	360,724	14.4	348,654	13.9
Preferred Equity Interest in Investment Vehicles (1)	10	0.0	1,836	0.1
Equity Interests in Investment Vehicles (1)	66,208	2.6	48,561	1.9
Total	$2,502,667	100.0%	$2,508,441	100.0%

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

The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value as of December 31, 2025 (with corresponding percentage of total portfolio investments):

	As of December 31, 2025
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
USA	$2,196,416	87.8%	$2,159,520	86.0%
Cayman Islands	100,047	4.0	106,554	4.1
United Kingdom	55,273	2.2	58,396	2.3
Belgium	31,971	1.3	54,971	2.2
Canada	35,522	1.4	36,714	1.5
Luxembourg	20,836	0.8	22,312	0.9
Australia	5,534	0.2	20,114	0.8
Germany	20,482	0.8	16,371	0.7
Ireland	14,534	0.6	10,380	0.4
Italy	6,112	0.2	6,715	0.3
Jersey	6,343	0.3	6,460	0.3
France	3,802	0.2	3,932	0.2
Guernsey	3,753	0.1	3,832	0.2
Netherlands	1,678	0.1	1,826	0.1
New Zealand	364	0.0	344	0.0
Total	$2,502,667	100.0%	$2,508,441	100.0%

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

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of December 31, 2025 (with corresponding percentage of total portfolio investments):

	As of December 31, 2025
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Investment Vehicles (2)	$426,942	17.1%	$399,051	15.9%
High Tech Industries	250,660	10.0	271,004	10.8
Services: Business	228,836	9.1	253,954	10.1
Aerospace & Defense	237,633	9.5	235,307	9.4
Healthcare & Pharmaceuticals	213,870	8.5	210,063	8.4
Beverage, Food & Tobacco	116,454	4.7	115,105	4.6
FIRE: Finance (1)	101,357	4.0	114,894	4.6
Transportation: Cargo	96,830	3.9	108,504	4.3
Automotive	111,100	4.4	105,969	4.2
Environmental Industries	85,843	3.4	87,491	3.5
Construction & Building	76,871	3.1	77,815	3.1
Consumer Goods: Non-Durable	70,788	2.8	67,550	2.7
Services: Consumer	64,981	2.6	62,729	2.5
Capital Equipment	49,524	2.0	56,654	2.3
Telecommunications	54,768	2.2	54,019	2.2
Consumer Goods: Durable	53,098	2.1	51,259	2.0
Chemicals, Plastics & Rubber	48,895	2.0	47,767	1.9
FIRE: Insurance (1)	30,653	1.2	30,829	1.2
Media: Diversified & Production	34,714	1.4	29,461	1.2
Transportation: Consumer	25,839	1.0	26,118	1.0
Hotel, Gaming & Leisure	24,284	1.0	24,708	1.0
Wholesale	29,346	1.2	24,546	1.0
Retail	26,314	1.1	17,613	0.7
Containers, Packaging & Glass	9,079	0.4	9,182	0.4
Metals & Mining	9,184	0.4	9,158	0.4
Utilities: Electric	8,023	0.3	8,020	0.3
Media: Broadcasting & Subscription	2,876	0.1	2,954	0.1
Media: Advertising, Printing & Publishing	3,090	0.1	2,857	0.1
Utilities: Water	2,731	0.1	2,757	0.1
Consumer goods: Wholesale	8,084	0.3	1,103	0.0
Total	$2,502,667	100.0%	$2,508,441	100.0%

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

International Senior Loan Program, LLC

On February 9, 2021, the Company and Pantheon (“Pantheon”), a leading global alternative private markets manager, formed the International Senior Loan Program, LLC (“ISLP”), an unconsolidated joint venture. ISLP invests primarily in non-US first lien senior secured loans. ISLP was formed as a Delaware limited liability company. The Company and Pantheon committed to initially provide $138.3 million of debt and $46.1 million of equity capital, to ISLP. Equity contributions will be called from each member on a pro-rata basis, based on their equity commitments. Pursuant to the terms of the transaction, Pantheon invested $50.0 million to acquire a 29.5% stake in ISLP. The Company contributed debt investments of $317.1 million for a 70.5% stake in ISLP, and received a one-time gross distribution of $190.2 million in cash in consideration of contributing such investments. On December 14, 2023, the Company and Pantheon entered into the second amendment to the amended and restated limited liability company agreement which, among other things, increased capital commitments and changed the proportionate share ownership. The Company and Pantheon agreed to contribute an additional $5.0 million and $45.3 million, respectively, which resulted in new ownership stakes of 64.0% and 36.0%, respectively. As of December 31, 2025, the Company’s investment in ISLP consisted of subordinated notes of $190.7 million and equity interests of $43.6 million. As of December 31, 2024, the Company’s investment in ISLP consisted of subordinated notes of $190.7 million and equity interests of $55.4 million.

As of December 31, 2025, the Company had commitments with respect to its equity and subordinated note interests of ISLP in the aggregate amount of $254.3 million. The Company had contributed $254.3 million in capital and has $0.0 million in unfunded capital contributions. As of December 31, 2025, Pantheon had commitments with respect to its equity and subordinated note interests of ISLP in the aggregate amount of $149.2 million. Pantheon had contributed $149.2 million in capital and has $0.0 million in unfunded capital contributions.

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

In future periods, the Company may sell certain of its investments or a participating interest in certain of its investments to ISLP. Since inception, the Company has sold $1,192.7 million of its investments to ISLP. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale.

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

As of December 31, 2025, ISLP had $733.1 million in debt and equity investments, at fair value. As of December 31, 2024, ISLP had $655.8 million in debt and equity investments, at fair value.

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

As of December 31, 2025, the ISLP Credit Facility had $381.4 million of outstanding debt under the credit facility. As of December 31, 2024 the ISLP Credit Facility had $297.6 million of outstanding debt under the credit facility. The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the year ended December 31, 2025 and year ended December 31, 2024 were 5.8% and 7.5%, respectively.

Below is a summary of ISLP’s portfolio at fair value:

	As of	As of
	December 31, 2025	December 31, 2024
Total investments	$733,104	$655,804
Weighted average yield on investments	9.6%	10.6%
Number of borrowers in ISLP	40	35
Largest portfolio company investment	$52,026	$51,142
Total of five largest portfolio company investments	$200,518	$196,173
Unfunded commitments	$1,344	$3,907

Below is a listing of ISLP’s individual investments as of December 31, 2025:

International Senior Loan Program, LLC

Consolidated Schedule of Investments

As of December 31, 2025

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
Australian Dollar
Aerospace & Defense
Ansett Aviation Training (14)(19)	Equity Interest	—	—	—	—	AUD	10,238	7,115	36,769
Aerospace & Defense Total								$7,115	$36,769	57.0%

Media: Advertising, Printing & Publishing
TGI Sport Bidco Pty Ltd (18)(19)	First Lien Senior Secured Loan	BBSY	7.00%	10.60%	4/30/2026	AUD	9,730	7,137	6,492
TGI Sport Bidco Pty Ltd (17)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	7.11%	10.83%	4/30/2026	AUD	4,081	2,568	2,723
Media: Advertising, Printing & Publishing Total								$9,705	$9,215	14.3%

Australian Dollar Total								$16,820	$45,984	71.3%

British Pound
Capital Equipment
Goodfellow (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	5.25%	8.98%	2/10/2032		£1,564	2,121	2,082
Capital Equipment Total								$2,121	$2,082	3.2%

Environmental Industries
Reconomy (18)(19)	First Lien Senior Secured Loan	SONIA	6.50%	10.22%	7/12/2029		£6,050	7,045	8,138
Reconomy (18)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	6.25%	8.27%	7/12/2029		£6,578	8,093	8,791
Reconomy (18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.50%	10.17%	7/12/2029		£6,578	8,450	8,501
Environmental Industries Total								$23,588	$25,430	39.5%

FIRE: Finance
Avalon Bidco Limited (15)(19)	First Lien Senior Secured Loan	SONIA	6.25%	10.22%	4/16/2032		£12,058	16,240	16,017
Parmenion (18)(19)	First Lien Senior Secured Loan	SONIA	5.50%	9.46%	5/23/2029		£29,070	35,429	39,105
FIRE: Finance Total								$51,669	$55,122	85.5%

FIRE: Insurance
Margaux UK Finance Limited (16)(19)	First Lien Senior Secured Loan	SONIA	4.75%	8.48%	12/19/2027		£7,240	9,147	9,740
FIRE: Insurance Total								$9,147	$9,740	15.1%

				Interest	Maturity	Principal /		Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	Equity (4)
British Pound
High Tech Industries
Access (18)(19)	First Lien Senior Secured Loan	SONIA	5.25%	8.97%	6/28/2029	£7,880	9,134	10,600
Access (18)(19)	First Lien Senior Secured Loan	SONIA	5.00%	8.73%	6/28/2029	£9,764	11,887	13,135
Cloud Technology Solutions (CTS) (15)(19)(26)	First Lien Senior Secured Loan	SONIA	2.53% (5.47% PIK)	11.73%	1/3/2030	£9,872	12,510	13,280
High Tech Industries Total							$33,531	$37,015	57.4%

Media: Advertising, Printing & Publishing
OGH Bidco Limited (18)(19)	First Lien Senior Secured Loan	SOFR	6.50%	10.61%	9/2/2029	£5,172	6,068	5,703
OGH Bidco Limited (18)(19)	First Lien Senior Secured Loan	SONIA	6.50%	10.23%	6/29/2029	£13,160	15,252	16,773
TGI Sport Bidco Pty Ltd (17)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.03%	9.76%	6/24/2029	£6,700	8,636	9,013
Media: Advertising, Printing & Publishing Total							$29,956	$31,489	48.9%

Services: Business
Beneficium (15)(19)	First Lien Senior Secured Loan	SONIA	5.75%	9.48%	6/28/2031	£7,497	9,733	9,883
Brook Bidco (18)(19)(26)	First Lien Senior Secured Loan	SONIA	1.87% (5.66% PIK)	11.25%	7/10/2028	£28,318	38,068	34,284
Brook Bidco (16)(19)(26)	First Lien Senior Secured Loan	SOFR	1.91% (5.93% PIK)	11.52%	7/10/2028	£6,244	8,250	7,410
Brook Bidco (16)(19)(26)	First Lien Senior Secured Loan	SOFR	1.91% (5.93% PIK)	11.52%	7/10/2028	£8,734	11,506	10,332
Datix Bidco Limited (17)(19)	First Lien Senior Secured Loan	SONIA	5.00%	8.99%	4/30/2031	£8,160	10,510	10,976
Opus2 (18)(19)	First Lien Senior Secured Loan	SONIA	5.28%	9.00%	5/5/2028	£12,151	16,572	16,346
Parcel2Go (18)(19)	First Lien Senior Secured Loan	SONIA	7.00%	10.97%	11/26/2031	£4,713	5,938	5,390
Parcel2Go (14)(19)	Preferred Equity	—	—	—	—	£1,407,911	—	—
Parcel2Go (14)(19)	Equity Interest	—	—	—	—	£5	—	—
TES Global (18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	5.00%	9.01%	1/27/2029	£1,200	1,494	1,606
TES Global (18)(19)	First Lien Senior Secured Loan	SONIA	5.00%	9.01%	2/1/2029	£14,364	17,695	19,322
Services: Business Total							$119,766	$115,549	179.3%

Services: Consumer
SG Global Midco Limited (19)	First Lien Senior Secured Loan	—	10.00% PIK	10.00%	12/31/2028	£215	285	289
Surrey Bidco Limited (7)(14)(18)(19)(26)	First Lien Senior Secured Loan	SONIA	7.28% PIK	11.00%	12/31/2028	£7,594	8,406	2,554
Voltaire Topco Limited (14)(19)	Equity Interest	—	—	—	—	£43	—	—
Services: Consumer Total							$8,691	$2,843	4.4%

British Pound Total							$278,469	$279,270	433.3%

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
Canadian Dollar
Retail
New Look (Delaware) Corporation (15)(19)	First Lien Senior Secured Loan	CORRA	5.25%	7.51%	5/26/2028	CAD	17,874	14,661	13,027
New Look Vision Group (15)(19)	First Lien Senior Secured Loan - Delayed Draw	CORRA	5.25%	7.51%	5/26/2028	CAD	1,162	896	847
New Look Vision Group (15)(19)	First Lien Senior Secured Loan - Delayed Draw	CORRA	5.25%	7.51%	5/26/2028	CAD	2,231	1,605	1,626
Retail Total								$17,162	$15,500	24.0%

Canadian Dollar Total								$17,162	$15,500	24.0%

European Currency
Capital Equipment
Goodfellow (15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.25%	7.27%	2/10/2032		€5,450	6,335	6,396
Goodfellow (15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.25%	7.27%	2/10/2032		€1,655	1,924	1,942
Capital Equipment Total								$8,259	$8,338	12.9%

Chemicals, Plastics & Rubber
V Global Holdings LLC (16)(19)	First Lien Senior Secured Loan	EURIBOR	5.75%	7.76%	12/22/2027		€9,082	9,230	10,046
Chemicals, Plastics & Rubber Total								$9,230	$10,046	15.6%

Environmental Industries
Reconomy (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	8.27%	7/12/2029		€2,440	2,475	2,864
Environmental Industries Total								$2,475	$2,864	4.4%

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
European Currency
FIRE: Insurance
MRHT (18)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.00%	7.11%	5/17/2032		€13,809	15,925	16,044
FIRE: Insurance Total								$15,925	$16,044	24.9%

Healthcare & Pharmaceuticals
Mertus 522. GmbH (18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	4.00% (3.00% PIK)	9.13%	5/28/2028		€13,320	16,158	15,007
Mertus 522. GmbH (18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	4.00% (3.00% PIK)	9.12%	5/28/2028		€22,963	27,843	25,871
Nafinco (15)(19)	First Lien Senior Secured Loan	EURIBOR	5.25%	7.37%	8/29/2031		€8,000	8,422	9,342
Pharmathen (18)(19)(26)	First Lien Senior Secured Loan- Revolver	EURIBOR	7.18% PIK	9.30%	1/19/2029		€14,825	16,709	16,529
Pharmathen (18)(19)(26)	First Lien Senior Secured Loan- Revolver	EURIBOR	7.18% PIK	9.30%	1/19/2029		€2,696	2,646	3,005
Healthcare & Pharmaceuticals Total								$71,778	$69,754	108.3%

High Tech Industries
New Gen Holding (18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	2.00% (4.25% PIK)	8.37%	5/28/2031		€23,985	28,173	27,937
Onventis (15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	7.25%	9.32%	1/14/2030		€13,919	15,106	16,335
PlentyMarkets (18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	2.80% (3.70% PIK)	8.53%	4/2/2032		€15,326	17,678	17,852
Utimaco (16)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	7.62%	5/14/2029		€6,005	6,095	7,047
High Tech Industries Total								$67,052	$69,171	107.4%

Media: Broadcasting & Subscription
Lightning Finco Limited (16)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	7.62%	8/31/2028		€2,619	2,951	3,058
Media: Broadcasting & Subscription Total								$2,951	$3,058	4.7%

Media: Diversified & Production
Aptus 1724. Gmbh (7)(14)(19)(21)(26)	First Lien Senior Secured Loan	EURIBOR	7.00% PIK	9.07%	3/3/2028		€36,230	42,816	12,756
Media: Diversified & Production Total								$42,816	$12,756	19.8%

Services: Business
iBanFirst (18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	9.75% PIK	11.77%	7/13/2028		€15,984	18,015	18,759
Fiduciaire Jean-Marc Faber (FJMF) (15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.50%	7.58%	4/3/2032		€7,904	9,103	9,183
Webcentral (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.50%	8.62%	12/18/2030		€3,423	3,784	4,017
Webcentral (18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.50%	10.53%	12/18/2030		€3,123	3,582	3,593
Webcentral (18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.50%	10.53%	12/18/2030		€3,323	3,462	3,899
Services: Business Total								$37,946	$39,451	61.2%

European Currency Total								$258,432	$231,482	359.2%

Norwegian Krone
Services: Business
Spring Finco BV (18)(19)	First Lien Senior Secured Loan	NIBOR	5.50%	8.88%	7/15/2029	NOK	174,360	16,601	17,031
Services: Business Total								$16,601	$17,031	26.4%

Norwegian Krone Total								$16,601	$17,031	26.4%

				Interest	Maturity	Principal /		Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	Equity (4)
U.S. Dollar
Automotive
Cardo (18)(19)	First Lien Senior Secured Loan	SOFR	5.25%	8.98%	5/12/2028	$9,653	9,618	9,653
Automotive Total							$9,618	$9,653	15.0%

Capital Equipment
Goodfellow (15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	2/10/2032	$2,174	2,154	2,152
Capital Equipment Total							$2,154	$2,152	3.3%

Chemicals, Plastics & Rubber
V Global Holdings LLC (16)(19)	First Lien Senior Secured Loan	SOFR	5.90%	9.77%	12/22/2027	$22,835	22,835	21,694
Chemicals, Plastics & Rubber Total							$22,835	$21,694	33.7%

Consumer Goods: Durable
Stanton Carpet (15)(19)	Second Lien Senior Secured Loan	SOFR	9.15%	13.09%	3/31/2028	$5,000	4,968	5,000
Consumer Goods: Durable Total							$4,968	$5,000	7.8%

High Tech Industries
NearMap (15)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.61%	12/9/2029	$23,109	22,974	23,109
Utimaco (16)(19)	First Lien Senior Secured Loan	SOFR	5.93%	9.73%	5/14/2029	$12,043	11,982	12,043
Utimaco (16)(19)	First Lien Senior Secured Loan	SOFR	5.93%	9.73%	5/14/2029	$6,260	6,228	6,260
High Tech Industries Total							$41,184	$41,412	64.2%

Media: Advertising, Printing & Publishing
Facts Global Energy (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	9.05%	12/20/2031	$9,411	9,325	9,176
Facts Global Energy (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	9.05%	12/20/2031	$6,763	6,701	6,594
Media: Advertising, Printing & Publishing Total							$16,026	$15,770	24.5%

Media: Broadcasting & Subscription
Lightning Finco Limited (16)(19)	First Lien Senior Secured Loan	SOFR	5.93%	9.59%	8/31/2028	$23,907	23,825	23,787
Media: Broadcasting and Subscription Total							$23,825	$23,787	36.8%

Media: Diversified & Production
Aptus 1724 Gmbh (7)(14)(19)(21)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	7.15% PIK	10.89%	3/3/2028	$10,636	10,324	3,191
Media: Diversified & Production Total							$10,324	$3,191	5.0%

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
U.S. Dollar
Services: Business
Easy Ice (15)(19)	First Lien Senior Secured Loan	SOFR	5.40%	9.24%	10/30/2030		$8,415	8,308	8,415
Cube (18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	2.00% (4.50% PIK)	10.19%	5/20/2031		$9,374	9,374	9,374
Services: Business Total								$17,682	$17,789	27.6%

U.S. Dollar Total								$148,616	$140,448	217.9%

New Zealand Dollar
Beverage, Food & Tobacco
Hellers (3)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	BBKM	3.63% (1.88% PIK)	9.29%	9/27/2030	$NZ	5,949	3,467	3,389
Beverage, Food & Tobacco Total								$3,467	$3,389	5.4%

New Zealand Dollar Total								$3,467	$3,389	5.4%

Investments Total								$739,567	$733,104	1137.5%

Cash Equivalents
Goldman Sachs Financial Square Government Fund Institutional Shares (27)	Cash Equivalents	—	—	3.70%	—		$14,078	14,078	14,078
Goldman Sachs US $ Treasury Liquid Reserves Fund Institutional Shares (27)	Cash Equivalents	—	—	3.70%	—		$318	318	318
Cash Equivalents Total								$14,396	$14,396	22.3%
Investments and Cash Equivalents Total								$753,963	$747,500	1159.8%

Forward Foreign Currency Exchange Contracts

			Settlement	Unrealized
Currency Purchased	Currency Sold	Counterparty	Date	Appreciation(8)
EURO 18,912	US DOLLARS 20,060	Standard Chartered	01/09/2026	2,162
US DOLLARS 2,285	AUSTRALIAN DOLLARS 3,590	Standard Chartered	02/24/2026	(109)
US DOLLARS 2,713	BRITISH POUNDS 2,090	Goldman Sachs	02/24/2026	(98)
AUSTRALIAN DOLLARS 3,590	US DOLLARS 2,353	Standard Chartered	02/24/2026	42
EURO 4,860	US DOLLARS 5,747	Morgan Stanley	02/24/2026	(24)
US DOLLARS 882	CANADIAN DOLLARS 1,243	Morgan Stanley	02/24/2026	(27)
US DOLLARS 5,168	EURO 4,860	Morgan Stanley	02/24/2026	(554)
EURO 215	CANADIAN DOLLARS 337	Morgan Stanley	02/26/2026	6
EURO 2,830	AUSTRALIAN DOLLARS 5,037	Morgan Stanley	03/10/2026	(24)
EURO 1,706	AUSTRALIAN DOLLARS 3,040	Standard Chartered	03/10/2026	(17)
EURO 2,223	BRITISH POUNDS 1,906	Morgan Stanley	03/10/2026	57
AUSTRALIAN DOLLARS 2,210	EURO 1,227	Standard Chartered	03/10/2026	28
EURO 2,003	US DOLLARS 2,365	BNP Paribas	03/10/2026	(4)
US DOLLARS 3,530	EURO 2,985	Morgan Stanley	03/10/2026	13
EURO 4,476	US DOLLARS 5,200	Morgan Stanley	03/10/2026	74
EURO 5,507	US DOLLARS 6,400	Standard Chartered	03/10/2026	88
EURO 1,750	BRITISH POUNDS 1,545	Standard Chartered	04/02/2026	(13)
US DOLLARS 7,640	BRITISH POUNDS 5,695	Goldman Sachs	04/02/2026	(18)
US DOLLARS 2,820	BRITISH POUNDS 2,117	Morgan Stanley	05/08/2026	(27)
EURO 3,289	BRITISH POUNDS 2,835	BNP Paribas	06/02/2026	78
US DOLLARS 1,545	BRITISH POUNDS 1,145	Morgan Stanley	06/02/2026	5
EURO 1,950	US DOLLARS 2,318	BNP Paribas	06/02/2026	(12)
US DOLLARS 3,443	EURO 2,960	BNP Paribas	06/02/2026	(57)
US DOLLARS 12,381	BRITISH POUNDS 10,280	Morgan Stanley	06/08/2026	(1,441)
US DOLLARS 22,672	EURO 20,600	Standard Chartered	06/10/2026	(1,696)
US DOLLARS 1,889	NEW ZEALAND DOLLAR 3,146	Standard Chartered	06/25/2026	69
US DOLLARS 3,563	AUSTRALIAN DOLLARS 5,490	BNP Paribas	07/30/2026	(93)
US DOLLARS 12,143	AUSTRALIAN DOLLARS 18,568	Morgan Stanley	09/10/2026	(212)
US DOLLARS 7,318	AUSTRALIAN DOLLARS 11,205	Standard Chartered	09/10/2026	(138)
US DOLLARS 6,778	BRITISH POUNDS 5,010	Morgan Stanley	09/10/2026	44
AUSTRALIAN DOLLARS 8,042	US DOLLARS 5,279	Morgan Stanley	09/10/2026	72
BRITISH POUNDS 2,890	US DOLLARS 3,893	Morgan Stanley	09/10/2026	(9)
EURO 427	NEW ZEALAND DOLLAR 853	Morgan Stanley	09/16/2026	12
EURO 2,178	AUSTRALIAN DOLLARS 3,931	Standard Chartered	10/02/2026	(26)
US DOLLARS 9,578	AUSTRALIAN DOLLARS 14,489	Standard Chartered	10/02/2026	(59)
EURO 412	CANADIAN DOLLARS 677	Standard Chartered	10/02/2026	(9)
US DOLLARS 1,813	CANADIAN DOLLARS 2,494	Standard Chartered	10/02/2026	(24)
EURO 784	NORWEGIAN KRONE 9,370	Standard Chartered	10/02/2026	5
EURO 4,925	US DOLLARS 5,890	Standard Chartered	10/02/2026	(38)
US DOLLARS 28,295	EURO 23,720	Standard Chartered	10/02/2026	112
US DOLLARS 3,447	NORWEGIAN KRONE 34,539	Standard Chartered	10/02/2026	31
EURO 552	BRITISH POUNDS 490	BNP Paribas	10/19/2026	(3)
EURO 843	AUSTRALIAN DOLLARS 1,517	BNP Paribas	10/30/2026	(6)
US DOLLARS 2,347	EURO 2,000	Morgan Stanley	11/06/2026	(32)
US DOLLARS 27,514	EURO 23,460	Standard Chartered	11/06/2026	(393)
US DOLLARS 2,230	BRITISH POUNDS 1,700	Morgan Stanley	11/06/2026	(54)
EURO 268	BRITISH POUNDS 240	Morgan Stanley	11/06/2026	(4)
				$(2,323)

(1)
The investments bear interest at a rate that may be determined by reference to the Euro Interbank Offered Rate (“EURIBOR” or “E”), the Norwegian Interbank Offered Rate (“NIBOR” or “N”), the Canadian Overnight Repo Rate Average (“CORRA”), the Bank Bill Swap Bid Rate (“BBSY”), the Sterling Overnight Index Average (“SONIA”) or Secured Overnight Financing Rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may provide for Payment-in-Kind (“PIK”). For each, the Company has provided the PIK or the spread over EURIBOR, NIBOR, CORRA, BBSY, SONIA, or SOFR and the current weighted average interest rate in effect at December 31, 2025. Certain investments are subject to a EURIBOR, NIBOR, CORRA, BBSY, SONIA, or SOFR interest rate floor.
(2)
Tick mark not used.
(3)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.
(4)
Percentages are based on ISLP's net assets (in thousands) of $64,451 as of December 31, 2025.
(5)
Tick mark not used.

(6)
Tick mark not used.
(7)
Loan was on non-accrual status as of December 31, 2025.
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
(27)
Cash equivalents include $14,396 of restricted cash.

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
(22)
Tick mark not used.
(23)
Tick mark not used.
(24)
Tick mark not used.
(25)
Tick mark not used.
(26)
Denotes that all or a portion of the debt investment includes PIK interest during the period.

Below is the financial information for ISLP:

Selected Balance Sheet Information

	As of	As of
	December 31, 2025	December 31, 2024
ASSETS
Investments at fair value (amortized cost of $739,567 and $683,538, respectively)	$733,104	$655,804
Cash and cash equivalents	15,565	7,610
Foreign cash (cost of $10,095 and $21,972, respectively)	9,607	21,243
Collateral on forward currency exchange contracts	3	14
Deferred financing costs (net of accumulated amortization of $3,897 and $3,042, respectively)	3,196	2,138
Unrealized appreciation on forward currency exchange contracts	15	4,237
Interest receivable on investments	14,831	13,854
Other receivable	237	—
Total assets	$776,558	$704,900

LIABILITIES
Debt	$381,361	$297,634
Subordinated notes payable to members	305,655	297,240
Interest payable on debt	942	5,279
Interest payable on subordinated notes payable to members	18,984	20,204
Unrealized depreciation on forward currency exchange contracts	2,338	—
Distributions payable to members	1,712	550
Accounts payable and accrued expenses	1,115	429
Total liabilities	$712,107	$621,336
MEMBERS' EQUITY
Total members’ equity	64,451	83,564
Total liabilities and members’ equity	$776,558	$704,900

Selected Statements of Operations Information

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Investment income
Interest income	$69,377	$77,934	$75,476
Total investment income	69,377	77,934	75,476

Expenses
Interest and debt financing expenses	20,855	25,321	25,209
Interest expense on subordinated notes payable to members	37,405	40,053	35,656
Professional fees and other expenses	3,881	3,117	3,084
Total expenses	62,141	68,491	63,949
Net investment income	7,236	9,443	11,527

Net realized and unrealized gains (losses)
Net realized gain (loss) on investments	1,870	(28,540)	(5,155)
Net realized loss on extinguishment of debt	(1,652)	—	—
Net realized gain on foreign currency transactions	425	1,458	470
Net realized gain (loss) on foreign currency of debt	(20,257)	8,948	3,044
Net realized gain (loss) on forward currency exchange contracts	(2,488)	(2,422)	63
Net change in unrealized appreciation (depreciation) on foreign currency translation	319	(1,047)	992
Net change in unrealized appreciation (depreciation) on forward currency exchange contracts	(6,560)	10,289	(3,492)
Net change in unrealized appreciation (depreciation) on foreign currency translation of debt	(5,282)	4,002	(16,322)
Net change in unrealized appreciation (depreciation) on foreign currency translation of the Subordinated Notes	(8,415)	4,186	(1,642)
Net change in unrealized appreciation (depreciation) on investments	21,271	(16,328)	26,481
Total net gain (loss)	(20,769)	(19,454)	4,439
Net increase (decrease) in members’ equity from operations	$(13,533)	$(10,011)	$15,966

Bain Capital Senior Loan Program, LLC

On February 9, 2022, the Company, and an entity advised by Amberstone Co., Ltd. (“Amberstone”), a credit focused investment manager that advises institutional investors, committed capital to a newly formed joint venture, Bain Capital Senior Loan Program, LLC (“SLP”). Pursuant to an amended and restated limited liability company agreement (the “LLC Agreement”) between the Company and Amberstone, each such party has a 50% economic ownership interest in SLP. Amberstone’s initial capital commitments to SLP were $179.0 million, with each party expected to maintain their pro rata proportionate share for each capital contribution. SLP will seek to invest primarily in senior secured first lien loans of U.S. borrowers. Through these capital contributions, SLP acquired 70% of the membership equity interests of the Company’s 2018‑1 portfolio (“2018‑1”). The Company retained 30% of the 2018‑1 membership equity interests as a non-controlling equity interest. As of December 31, 2025, the Company’s investment in SLP consisted of subordinated notes of $157.9 million, preferred equity interests of $1.8 million and equity interests of $5.0 million. As of December 31, 2024, the Company’s investment in SLP consisted of subordinated notes of $146.5 million, preferred equity interests of $10 thousand and equity interests of ($4.8) million.

In future periods, the Company may sell certain of its investments or a participating interest in certain of its investments to SLP. The Company may also purchase certain investments or a participating interest in certain investments from SLP. Since inception, the Company has sold $2,383.4 million of its investments to SLP and purchased $102.5 million in investments from SLP. The purchase and sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a purchase and sale.

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

On March 7, 2022, SLP acquired 70% of the Company’s membership interests (the “2018-1 Membership Interests”) in BCC Middle Market CLO 2018‑1 LLC (the “2018‑1 Issuer”). The Company received $56.1 million in proceeds resulting in a realized gain of $1.2 million, which is included in net realized gain in non-controlled/non-affiliate investments. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale. Through this acquisition, the 2018‑1 Issuer became a consolidated subsidiary of SLP and was deconsolidated from the Company’s Consolidated Financial Statements. The Company retained the remaining 30% of the 2018‑1 Membership Interests as a non-controlling equity interest.

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

As part of the refinancing transaction, SLP bought the Company's membership interests of the 2018-1 Issuer for $22.4 million, making SLP the sole owner of the 2018-1 Membership Interests. SLP holds $60.0 million in 2018-1 Membership Interests of the 2018-1 Issuer, and the 2018-1 Membership Interests are eliminated in consolidation on SLP’s consolidated financial statements.

Below is a table summary of the 2018‑1 CLO Reset Notes as of December 31, 2025:

				Interest rate at
2018-1 Notes	Principal Amount	Spread above Index		December 31, 2025
Class A-1-R Notes	$290,000	2.25	% + 3 Month SOFR	6.13%
Class A-J-R Notes	20,000	2.70	% + 3 Month SOFR	6.58%
Class A-2-R Notes	30,000	2.90	% + 3 Month SOFR	6.78%
Class B-R Notes	40,000	3.90	% + 3 Month SOFR	7.78%
Class C-R Notes	30,000	5.90	% + 3 Month SOFR	9.78%
Class D-R Notes	30,000	8.32	% + 3 Month SOFR	12.20%
Total 2018-1 Notes	$440,000

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

The 2023‑1 Notes are scheduled to mature on July 20, 2035 and are included in SLP’s Consolidated Financial Statements. Additionally, SLP holds $45.6 million in membership interests in the 2023-1 Issuer (“2023-1 Membership Interests”). 100% of the 2023-1 Membership Interests are retained by SLP and eliminated in consolidation on SLP’s consolidated financial statements. Below is a table summary of the 2023-1 Notes as of December 31, 2025:

				Interest rate at
2023-1 Debt	Principal Amount	Spread above Index		December 31, 2025
Class A-1-R Notes	$188,500	1.58	% + SOFR	5.46%
Class A-2-R Notes	9,750	1.80	% + SOFR	5.68%
Class B-R Notes	22,750	1.90	% + SOFR	5.78%
Total 2023-1 Notes	$221,000

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

The 2024‑1 Notes are scheduled to mature on July 17, 2036 and are included in SLP’s Consolidated Financial Statements. Additionally, SLP holds $76.4 million in membership interests in the 2024-1 Issuer (“2024-1 Membership Interests”). 100% of the 2024-1 Membership Interests are retained by SLP and eliminated in consolidation on SLP’s consolidated financial statements. Below is a table summary of the 2024-1 Notes as of December 31, 2025:

				Interest rate at
2024-1 Debt	Principal Amount	Spread above Index		December 31, 2025
Class A-1 Notes	$250,750	1.75	% + SOFR	5.63%
Class A-2 Notes	12,750	1.95	% + SOFR	5.83%
Class B Notes	25,500	2.05	% + SOFR	5.93%
Class C Notes	34,000	2.75	% + SOFR	6.63%
Class D Notes	25,500	4.50	% + SOFR	8.38%
Total 2024-1 Notes(1)	$348,500

(1) As of December 31, 2025, there were no Class E Notes outstanding.

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

The 2025‑1 Notes are scheduled to mature on July 17, 2037 and are included in SLP’s Consolidated Financial Statements. Additionally, SLP holds $53.4 million in membership interests in the 2025-1 Issuer (“2025-1 Membership Interests”). 100% of the 2025-1 Membership Interests are retained by SLP and eliminated in consolidation on SLP’s Consolidated Financial Statements. Below is a table summary of the 2025-1 Notes as of December 31, 2025:

				Interest rate at
2025-1 Debt	Principal Amount	Spread above Index		December 31, 2025
Class A-1 Notes	$147,000	1.62	% + SOFR	5.73%
Class A-1 Loans	56,000	1.62	% + SOFR	5.73%
Class A-2 Loans	14,000	1.77	% + SOFR	5.88%
Class B Notes	21,000	1.95	% + SOFR	6.06%
Class C Notes	29,750	2.50	% + SOFR	6.61%
Class D-1 Notes	19,250	3.50	% + SOFR	7.61%
Class D-2 Notes	8,750	5.50	% + SOFR	9.61%
Total 2025-1 Notes	$295,750

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding as of December 31, 2025 was 6.9%. The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the year ended December 31, 2024 was 8.2%.

Below is a summary of SLP’s portfolio at fair value:

	As of	As of
	December 31, 2025	December 31, 2024
Total investments	$1,536,252	$1,399,241
Weighted average yield on investments	9.4%	10.6%
Number of borrowers in SLP	99	100
Largest portfolio company investment	$42,227	$35,681
Total of five largest portfolio company investments	$188,219	$171,681
Unfunded commitments	$4,109	$991

Below is a listing of SLP’s individual investments as of December 31, 2025:

Senior Loan Program, LLC

Consolidated Schedule of Investments

As of December 31, 2025

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
Aerospace & Defense
ATS (12)(15)(19)(35)(36)	First Lien Senior Secured Loan	SOFR	5.75%	9.65%	7/12/2029	$20,114	19,945	20,114
BTX Precision (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.00%	8.77%	7/25/2030	$21,499	21,393	21,499
BTX Precision (15)(19)(34)(35)(36)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	8.77%	7/25/2030	$7,955	7,955	7,955
BTX Precision (12)(15)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.59%	7/25/2030	$4,762	4,762	4,762
Forward Slope (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.60%	9.27%	8/22/2029	$13,989	13,858	13,989
Forward Slope (15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.60%	9.27%	8/22/2029	$18,327	18,327	18,327
Forward Slope (15)(19)(36)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.60%	9.27%	8/22/2029	$9,911	9,911	9,911
GSP Holdings, LLC (12)(15)(19)(26)(34)(35)	First Lien Senior Secured Loan	SOFR	2.95% (2.95% PIK)	9.57%	11/6/2026	$25,778	25,723	23,974
Heads Up Technologies, Inc. (12)(16)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	7/23/2030	$16,459	16,381	16,376
Mach Acquisition T/L (12)(15)(19)(35)(36)	First Lien Senior Secured Loan	SOFR	7.15%	11.01%	10/19/2026	$20,924	20,924	20,924
Saturn Purchaser Corp. (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	4.85%	8.72%	7/22/2030	$29,633	29,580	29,633
Whitcraft-Paradigm (15)(19)(36)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	8.67%	2/15/2029	$4,501	4,501	4,501
Whitcraft-Paradigm (15)(19)(34)(36)	First Lien Senior Secured Loan	SOFR	5.00%	8.67%	2/15/2029	$11,239	11,186	11,239
Aerospace & Defense Total							$204,446	$203,204	2515.5%

Automotive
Cardo (12)(18)(19)	First Lien Senior Secured Loan	SOFR	5.25%	8.98%	5/12/2028	$10,800	10,800	10,800
Chilton (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.50%	9.40%	2/5/2031	$16,390	16,202	16,267
Gills Point S (12)(15)(19)(26)(35)	First Lien Senior Secured Loan	SOFR	4.00% (1.50% PIK)	9.22%	5/17/2029	$9,750	9,637	9,506
Intoxalock (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.10%	8.82%	11/1/2028	$16,754	16,670	16,754
JHCC Holdings, LLC (15)(19)(34)(35)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	8.92%	9/9/2027	$8,082	8,046	8,082
JHCC Holdings, LLC (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	9/9/2027	$16,117	16,043	16,117
Automotive Total							$77,398	$77,526	959.7%

Beverage, Food & Tobacco
AgroFresh Solutions (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.60%	9.32%	3/31/2030	$23,949	23,825	23,949
Beverage, Food & Tobacco Total							$23,825	$23,949	296.5%

Capital Equipment
AXH Air Coolers (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.50%	9.20%	10/31/2029	$27,189	27,097	27,189
AXH Air Coolers (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.50%	9.20%	10/31/2029	$13,097	13,097	13,097
Engineered Products Co., LLC (12)(15)(19)(35)	First Lien Senior Secured Loan	SOFR	4.75%	8.81%	8/12/2031	$3,262	3,230	3,229
Capital Equipment Total							$43,424	$43,515	538.7%

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
Chemicals, Plastics & Rubber
Duraco (19)(32)(35)(36)	First Lien Senior Secured Loan	SOFR	6.50%	10.16%	6/6/2029	$15,871	15,642	15,078
V Global Holdings LLC (12)(16)(19)(34)	First Lien Senior Secured Loan	SOFR	5.90%	9.77%	12/22/2027	$9,840	9,817	9,348
Chemicals, Plastics & Rubber Total							$25,459	$24,426	302.4%

Construction & Building
AGS American Glass Services Acquisition, LLC (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.50%	9.22%	7/24/2031	$3,990	3,971	3,970
G702 Buyer, Inc. (12)(16)(19)(34)(36)	First Lien Senior Secured Loan	SOFR	4.75%	8.42%	7/2/2031	$4,489	4,421	4,421
Service Master (18)(19)(26)(34)(35)	First Lien Senior Secured Loan	SOFR	5.86% (1.00% PIK)	10.58%	8/16/2027	$18,887	18,887	18,887
Service Master (15)(19)(26)(36)	First Lien Senior Secured Loan	SOFR	5.86% (1.00% PIK)	10.60%	8/16/2027	$5,020	5,016	5,020
Zeus Fire & Security (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.00%	8.85%	12/11/2030	$27,784	27,594	27,714
Construction & Building Total							$59,889	$60,012	742.9%

Consumer Goods: Durable
Stanton Carpet (12)(15)(19)	Second Lien Senior Secured Loan	SOFR	9.15%	13.09%	3/31/2028	$5,000	4,958	5,000
TLC Purchaser, Inc. (15)(19)(36)	First Lien Senior Secured Loan	SOFR	5.76%	9.43%	10/11/2027	$1,990	1,970	1,871
TLC Purchaser, Inc. (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.76%	9.47%	10/11/2027	$35,347	34,748	33,227
Consumer Goods: Durable Total							$41,676	$40,098	496.4%

Consumer Goods: Non-Durable
Evriholder (12)(19)(32)(35)	First Lien Senior Secured Loan	SOFR	6.90%	10.57%	1/24/2028	$15,519	15,431	15,363
Hempz (15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	10/25/2029	$13,239	13,148	13,041
Solaray, LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	6.85%	10.69%	6/15/2028	$9,780	9,780	8,899
Summer Fridays, LLC (12)(15)(19)(36)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	5/16/2031	$10,696	10,547	10,536
RoC Skincare (12)(15)(19)(35)(36)	First Lien Senior Secured Loan	SOFR	5.25%	9.12%	2/21/2031	$24,054	23,872	24,054
WU Holdco, Inc. (12)(16)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	4.75%	8.42%	4/15/2032	$26,147	26,027	26,147
Consumer Goods: Non-Durable Total							$98,805	$98,040	1213.7%

Consumer Goods: Wholesale
WSP (7)(14)(15)(19)	First Lien Senior Secured Loan	SOFR	1.25%	5.45%	4/27/2028	$3,338	3,060	1,277
WSP (7)(14)(19)(26)	First Lien Senior Secured Loan	—	8.00% PIK	8.00%	4/27/2028	$2,259	1,978	—
Consumer Goods: Wholesale Total							$5,038	$1,277	15.8%

Containers, Packaging & Glass
ASP-r-pac Acquisition Co LLC (12)(16)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.26%	10.10%	12/29/2027	$22,354	22,267	22,354
Precision Concepts Canada Corporation (12)(15)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.57%	8/2/2032	$804	796	796
Precision Concepts Parent Inc. (12)(15)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.57%	8/2/2032	$1,847	1,828	1,828
Containers, Packaging & Glass Total							$24,891	$24,978	309.2%

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
FIRE: Finance
Allworth Financial Group, L.P. (12)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	8.47%	12/23/2027	$2,095	2,074	2,074
Allworth Financial Group, L.P. (12)(15)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.47%	12/23/2027	$8,172	8,172	8,172
Choreo (15)(19)(36)	First Lien Senior Secured Loan	SOFR	5.00%	8.72%	2/18/2028	$2,456	2,456	2,456
Insigneo Financial Group LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	6.60%	10.30%	8/1/2028	$7,400	7,400	7,400
Insigneo Financial Group LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	6.60%	10.79%	8/1/2028	$3,825	3,825	3,825
PMA (12)(16)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	4.75%	8.42%	1/31/2031	$17,456	17,236	17,456
Wealth Enhancement Group (WEG) (15)(19)(35)(36)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.50%	8.16%	10/2/2028	$11,726	11,715	11,726
FIRE: Finance Total							$52,878	$53,109	657.5%

FIRE: Insurance
Simplicity (12)(16)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	4.75%	8.40%	12/31/2031	$24,998	24,767	24,998
FIRE: Insurance Total							$24,767	$24,998	309.5%

Healthcare & Pharmaceuticals
Accident Care Alliance Holdco LLC (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.00%	8.67%	8/20/2030	$11,970	11,911	11,910
AEG Vision (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.90%	9.57%	3/27/2027	$1,152	1,152	1,152
AOM Infusion (16)(19)(36)	First Lien Senior Secured Loan	SOFR	5.00%	8.69%	3/19/2032	$3,634	3,600	3,615
Apollo Intelligence (12)(16)(19)(35)	First Lien Senior Secured Loan	SOFR	5.75%	9.50%	5/31/2028	$10,449	10,406	10,240
Beacon Specialized Living (12)(15)(19)(35)(36)	First Lien Senior Secured Loan	SOFR	5.50%	9.17%	3/25/2028	$12,464	12,396	12,464
CRH Healthcare Purchaser, Inc. (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	9/17/2031	$2,682	2,669	2,668
EHE Health (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.50%	9.17%	8/7/2030	$24,441	24,244	24,441
HealthDrive (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	6.10%	9.82%	8/20/2029	$20,217	20,217	20,217
HealthDrive (15)(19)(36)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.10%	9.82%	8/20/2029	$269	269	269
HealthDrive (3)(15)(19)(36)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.10%	9.82%	8/20/2029	$3,243	3,215	3,243
Odyssey Behavioral Health (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.25%	9.12%	5/21/2031	$35,150	34,784	35,150
Pharmacy Partners (12)(19)(32)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	6.50%	10.32%	2/28/2029	$23,288	23,110	23,288
Psychiatric Medical Care LLC (12)(16)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	4.75%	8.41%	7/1/2032	$10,250	10,127	10,122
Red Nucleus (16)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.25%	9.02%	10/17/2031	$16,291	16,116	16,291
RedMed Operations (Collage Rehabilitation) (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.00%	8.72%	2/28/2031	$22,761	22,527	22,761
SunMed Group Holdings, LLC (12)(16)(19)	First Lien Senior Secured Loan	SOFR	5.60%	9.44%	6/16/2028	$9,338	9,338	9,338
Healthcare & Pharmaceuticals Total							$206,081	$207,169	2564.6%

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
High Tech Industries
Appriss (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.00%	8.74%	3/10/2031	$22,003	21,926	22,003
Govineer Solutions (fka Black Mountain) (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.00%	8.67%	10/7/2030	$28,947	28,767	28,947
LogRhythm, Inc. (15)(19)(35)	First Lien Senior Secured Loan	SOFR	7.50%	11.34%	7/2/2029	$3,978	3,892	3,818
NearMap (15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	4.75%	8.61%	12/9/2029	$16,044	15,929	16,044
NearMap (12)(15)(19)(35)(36)	First Lien Senior Secured Loan	SOFR	4.75%	8.61%	12/9/2029	$19,414	19,363	19,414
PayRange (15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.00%	8.72%	10/31/2030	$18,340	18,200	18,340
Superna Inc. (15)(19)(36)	First Lien Senior Secured Loan	SOFR	6.50%	10.24%	3/6/2028	$4,201	4,164	4,201
SensorTower (12)(19)(31)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	7.50%	11.20%	3/15/2029	$16,916	16,826	16,916
High Tech Industries Total							$129,067	$129,683	1605.4%

Hotel, Gaming & Leisure
Awayday (15)(19)(34)(36)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	5/6/2032	$13,606	13,460	13,606
City BBQ (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.35%	9.10%	9/4/2030	$28,397	28,237	28,255
Pollo Tropical (12)(15)(19)(35)(36)	First Lien Senior Secured Loan	SOFR	5.25%	9.07%	10/23/2029	$6,148	6,083	6,148
Pyramid Global Hospitality (19)(31)(36)	First Lien Senior Secured Loan	SOFR	5.25%	9.11%	1/19/2028	$5,246	5,246	5,246
Pyramid Global Hospitality (12)(19)(24)(34)(35)	First Lien Senior Secured Loan	SOFR	5.25%	9.11%	1/19/2028	$15,204	15,009	15,204
Hotel, Gaming & Leisure Total							$68,035	$68,459	847.5%

Media: Advertising, Printing & Publishing
AdThrive (36)	First Lien Senior Secured Loan	SOFR	4.36%	8.08%	3/23/2028	$4,910	4,848	4,855
Media: Advertising, Printing & Publishing Total							$4,848	$4,855	60.1%

Metals & Mining
Elevation NewCo, LLC (15)(19)(35)	First Lien Senior Secured Loan	SOFR	5.75%	9.60%	8/1/2031	$2,390	2,367	2,366
Metals & Mining Total							$2,367	$2,366	29.3%

Retail
New Look (Delaware) Corporation (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	5/26/2028	$9,360	9,185	9,360
Thrasio, LLC (7)(14)(15)(19)(26)	First Lien Senior Secured Loan	SOFR	10.11% PIK	13.84%	6/18/2029	$3,991	3,491	1,996
Thrasio, LLC (7)(14)(15)(19)(26)	First Lien Senior Secured Loan	SOFR	10.11% PIK	13.84%	6/18/2029	$1,285	1,138	1,285
Thrasio, LLC (14)(19)	Equity Interest	—	—	—	—	$52	5,369	—
Thrasio, LLC (14)(19)	Equity Interest	—	—	—	—	$6	597	—
Retail Total							$19,780	$12,641	156.5%

Services: Business
Allbridge (12)(15)(19)(35)(36)	First Lien Senior Secured Loan	SOFR	5.50%	9.17%	6/5/2030	$22,304	22,205	22,304
AMI (12)(16)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.00%	8.90%	10/17/2031	$21,835	21,696	21,835
Datix Bidco Limited (17)(19)(35)	First Lien Senior Secured Loan	SOFR	5.00%	8.73%	4/30/2031	$6,000	5,924	6,000
Dealer Service Network (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.50%	9.16%	2/9/2027	$8,663	8,618	8,663
Discovery Senior Living (12)(15)(19)(35)	First Lien Senior Secured Loan	SOFR	4.75%	8.47%	3/18/2030	$16,703	16,590	16,703
Discovery Senior Living (15)(19)(36)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	8.47%	3/18/2030	$2,794	2,794	2,794
Discovery Senior Living (3)(15)(19)(34)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	8.47%	3/18/2030	$3,411	3,411	3,411
Easy Ice (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.40%	9.24%	10/30/2030	$31,229	30,831	31,229
TEI Holdings Inc. (17)(35)	First Lien Senior Secured Loan	SOFR	4.00%	7.67%	4/9/2031	$10,483	10,521	10,440
Pure Wafer (12)(15)(19)(35)(36)	First Lien Senior Secured Loan	SOFR	5.35%	9.07%	11/12/2030	$10,807	10,729	10,807
PRGX (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.50%	9.16%	12/20/2030	$17,288	17,130	17,029
Electronic Merchant Systems (12)(16)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	4.75%	8.48%	8/1/2030	$20,790	20,520	20,790
Morrow Sodali (12)(18)(19)	First Lien Senior Secured Loan	SOFR	5.35%	9.07%	4/25/2028	$2,173	2,160	2,173
Morrow Sodali (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.48%	9.20%	4/25/2028	$7,680	7,634	7,680
E-Tech Group (12)(15)(19)(35)	First Lien Senior Secured Loan - Revolver	SOFR	5.50%	9.17%	4/9/2030	$7,879	7,821	7,781
Services: Business Total							$188,584	$189,639	2347.6%

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
Services: Consumer
CorePower Yoga, LLC (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	4/30/2031	$21,047	20,951	21,047
MZR Buyer, LLC (12)(15)(19)(26)(35)(36)	First Lien Senior Secured Loan	SOFR	6.90% (0.50% PIK)	11.07%	12/22/2028	$13,687	13,678	12,798
Owl Acquisition, LLC (12)(16)(19)(35)(36)	First Lien Senior Secured Loan	SOFR	4.75%	8.63%	4/17/2032	$14,963	14,860	14,663
Spotless Brands (15)(19)(36)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.37%	7/25/2028	$5,976	5,971	5,976
Vasa Fitness Buyer, Inc. (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	6.35%	10.07%	8/15/2030	$3,990	3,940	3,940
Services: Consumer Total							$59,400	$58,424	723.2%

Telecommunications
Meriplex Communications, Ltd. (12)(16)(19)(35)(36)	First Lien Senior Secured Loan	SOFR	5.10%	8.82%	7/17/2028	$14,696	14,497	14,439
Telecommunications Total							$14,497	$14,439	178.7%

Transportation: Cargo
A&R Logistics, Inc. (12)(15)(19)(26)(34)(35)	First Lien Senior Secured Loan	SOFR	2.65% (4.25% PIK)	10.56%	2/3/2028	$29,641	29,641	26,084
Gulf Winds International (12)(15)(19)(26)(34)	First Lien Senior Secured Loan	SOFR	6.00% (1.00% PIK)	10.72%	12/16/2028	$14,016	13,844	13,315
Gulf Winds International (12)(15)(19)(26)(35)(36)	First Lien Senior Secured Loan	SOFR	6.00% (1.00% PIK)	10.72%	12/16/2028	$15,839	15,718	15,047
ICAT Logistics, Inc. (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.25%	9.97%	3/1/2029	$8,978	8,843	8,843
RoadOne (15)(19)(34)	First Lien Senior Secured Loan	SOFR	6.25%	9.95%	12/29/2028	$6,828	6,723	6,828
RoadOne (15)(19)(34)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.25%	9.95%	12/29/2028	$1,049	1,048	1,049
Transportation: Cargo Total							$75,817	$71,166	881.0%

Transportation: Consumer
PrimeFlight Acquisition LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.50%	9.17%	5/1/2029	$6,473	6,473	6,473
PrimeFlight Acquisition LLC (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.50%	9.35%	5/1/2029	$22,652	22,317	22,652
Transportation: Consumer Total							$28,790	$29,125	360.5%

Utilities: Electric
KAMC Holdings, Inc. (12)(16)(19)(35)	First Lien Senior Secured Loan	SOFR	5.25%	9.10%	8/1/2031	$4,500	4,452	4,449
Utilities: Electric Total							$4,452	$4,449	55.1%

Utilities: Water
Vessco Water (16)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	4.50%	8.22%	7/24/2031	$13,687	13,625	13,687
Utilities: Water Total							$13,625	$13,687	169.4%

Wholesale
Abracon Group Holding, LLC. (7)(14)(16)(19)(26)(34)	First Lien Senior Secured Loan	SOFR	2.05% (4.60% PIK)	10.54%	7/6/2028	$12,471	11,077	7,483
Blackbird Purchaser, Inc. (16)(19)(35)	First Lien Senior Secured Loan	SOFR	5.75%	9.42%	12/19/2030	$5,310	5,310	5,310
Chex Finer Foods, LLC (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.00%	9.74%	6/6/2031	$16,459	16,389	16,459
Fifty U.S. Bidco Inc (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.00%	8.67%	8/1/2031	$11,471	11,415	11,414
Hultec (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.65%	9.32%	3/31/2029	$6,257	6,140	6,257
SureWerx (16)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	12/28/2029	$8,136	8,017	8,095
Wholesale Total							$58,348	$55,018	681.0%

Investments Total							$1,556,187	$1,536,252	19017.7%

Cash Equivalents
Goldman Sachs Financial Square Government Fund Institutional Share Class (30)	Cash Equivalents	—	—	3.69%	—	$64,766	64,766	64,766
Goldman Sachs US Treasury Liquid Reserves Fund (30)	Cash Equivalents	—	—	3.70%	—	$57,524	57,524	57,524
Cash Equivalents Total							$122,290	$122,290	1513.9%
Investments and Cash Equivalents Total							$1,678,477	$1,658,542	20531.6%

(1)
The investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may provide for Payment-in-Kind (“PIK”). For each, the Company has provided the PIK or the spread over SOFR and the current weighted average interest rate in effect at December 31, 2025. Certain investments are subject to a SOFR interest rate floor.
(2)
Tick mark not used.
(3)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.
(4)
Percentages are based on SLP's net assets (in thousands) of $8,078 as of December 31, 2025.
(5)
Tick mark not used.
(6)
Tick mark not used.
(7)
Loan was on non-accrual status as of December 31, 2025.
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
(27)
Tick mark not used.
(28)
Tick mark not used.
(29)
Tick mark not used.
(30)
Cash equivalents include $122,290 of restricted cash.
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
(36)
Assets or a portion thereof are pledged as collateral for the MM CLO WH 3 Credit Facility.

Below is the financial information for SLP:

Selected Balance Sheet Information

	As of	As of
	December 31, 2025	December 31, 2024
ASSETS
Investments at fair value (amortized cost of $1,556,187 and $1,410,934, respectively)	$1,536,252	$1,399,241
Cash and cash equivalents	1,964	5,331
Restricted cash and cash equivalents	125,753	103,663
Prepaid expenses	3,773	4,245
Deferred financing costs (net of accumulated amortization of $0 and $11, respectively)	—	1,489
Interest receivable on investments	12,658	8,930
Receivable for sales and paydowns of investments	3,976	5,301
Total assets	$1,684,376	$1,528,200

LIABILITIES
Debt (net of unamortized debt issuance costs of $10,022 and $7,369, respectively)	$1,295,228	$1,188,131
Subordinated notes payable to members	315,859	293,000
Interest payable on debt	21,951	25,096
Interest payable on subordinated notes payable to members	8,690	7,488
Payable for investments purchased	25,455	21,093
Distributions payable to members	6,785	4,732
Accounts payable and accrued expenses	2,330	2,020
Total liabilities	$1,676,298	$1,541,560

EQUITY
Members’ equity (deficit)	8,078	(13,360)
Total Members' equity (deficit)	$8,078	$(13,360)
Total liabilities and members’ equity	$1,684,376	$1,528,200

Selected Statement of Operations Information

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Investment income
Interest income	$157,391	$131,600	$90,229
Total investment income	157,391	131,600	90,229

Expenses
Interest and debt financing expenses	90,835	82,337	44,486
Interest expense on subordinated notes payable to members	32,266	26,917	19,325
Professional fees and other expenses	9,304	6,767	4,189
Total expenses	132,405	116,021	68,000
Net investment income	24,986	15,579	22,229

Net realized and unrealized gains (losses)
Net realized loss on investments	(6,162)	(7,103)	(563)
Net realized loss on extinguishment of debt	—	(1,139)	—
Net change in unrealized appreciation on members subordinated notes	24,141	—	—
Net change in unrealized appreciation (depreciation) on investments	(8,242)	1,998	(7,146)
Total net gain (loss)	9,737	(6,244)	(7,709)
Net increase from operations	34,723	9,335	14,520
Less: net increase (decrease) attributable to noncontrolling interests	—	(66)	5,103
Net increase in members' equity from operations	$34,723	$9,401	$9,417

Note 4. Fair Value Measurements

Fair Value Disclosures

The following table presents fair value measurements of investments by major class, cash equivalents and derivatives as of December 31, 2025, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Measured at Net Asset Value (2)	Total
Investments:
First Lien Senior Secured Loans	$—	$2,610	$1,591,538	$4,583	$1,598,731
Second Lien Senior Secured Loans	—	—	30,020	—	30,020
Subordinated Debt	—	—	95,687	—	95,687
Preferred Equity	—	—	157,244	—	157,244
Equity Interests	—	—	219,124	7,539	226,663
Warrants	—	—	1,045	—	1,045
Subordinated Notes Investment Vehicles (1)	—	—	348,654	—	348,654
Preferred Equity Interests Investment Vehicles (1)	—	—	—	1,836	1,836
Equity Interests Investment Vehicles (1)	—	—	—	48,561	48,561
Total Investments	$—	$2,610	$2,443,312	$62,519	$2,508,441
Cash equivalents	$38,814	$—	$—	$—	$38,814
Forward currency exchange contracts (liability)	$—	$(9,061)	$—	$—	$(9,061)
Interest rate swap	$—	$7,976	$—	$—	$7,976

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2025:

	First Lien	Second Lien					Subordinated
	Senior	Senior					Notes in
	Secured	Secured	Subordinated	Preferred	Equity		Investment	Total
	Loans	Loans	Debt	Equity	Interests	Warrants	Vehicles (1)	Investments
Balance as of January 1, 2025	$1,543,286	$30,104	$53,350	$170,876	$219,210	$628	$337,224	$2,354,678
Purchases of investments and other adjustments to cost	1,170,550	9,670	29,393	33,316	14,528	—	23,500	1,280,957
Paid-in-kind interest income	19,831	—	10,159	3,891	—	—	—	33,881
Net accretion of discounts (amortization of premiums)	4,875	64	203	3	(6)	—	—	5,139
Principal repayments and sales of investments	(1,132,193)	(9,597)	—	(63,294)	(26,091)	—	—	(1,231,175)
Net change in unrealized appreciation on investments	(2,937)	18,817	(2,486)	6,442	19,865	417	(12,070)	28,048
Net realized gain (loss) on investments	(11,874)	(19,038)	—	11,078	(8,382)	—	—	(28,216)
Reclassifications	—	—	5,068	(5,068)	—	—	—	—
Balance as of December 31, 2025	$1,591,538	$30,020	$95,687	$157,244	$219,124	$1,045	$348,654	$2,443,312
Change in unrealized appreciation attributable to investments still held at December 31, 2025	$(14,211)	$(62)	$(2,581)	$13,107	$15,856	$417	$(12,070)	$456

(1)
Represents debt investment in ISLP and SLP.

Transfers between levels, if any, are recognized at the beginning of the year in which transfers occur. For the year ended December 31, 2025, transfers from Level 2 to Level 3, if any, were primarily due to decreased price transparency. For the year ended December 31, 2025, transfers from Level 3 to Level 2, if any, were primarily due to increased price transparency.

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

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of December 31, 2025 were as follows:

	As of December 31, 2025
			Significant
	Fair Value of		Unobservable	Range of Significant
	Level 3 Assets (1)	Valuation Technique	Inputs	Unobservable Inputs (3)					Weighted Average (2)
First Lien Senior Secured Loans	$1,425,578	Discounted cash flows	Comparative Yields	5.3%		—	19.5%		10.7%
First Lien Senior Secured Loans	74,416	Comparable company multiple	EBITDA Multiple	7.5	x	—	13.7	x	9.6x
First Lien Senior Secured Loans	4,454	Comparable company multiple	Revenue Multiple			—			0.7x
First Lien Senior Secured Loans	12,052	Collateral coverage	Recovery Rate			—			100.0%
Second Lien Senior Secured Loans	30,020	Discounted cash flows	Comparative Yields	12.9%		—	13.1%		13.0%
Subordinated Notes in Investment Vehicles	348,654	Collateral coverage	Recovery Rate	92.9%		—	100.0%		96.8%
Subordinated Debt	95,086	Discounted cash flows	Comparative Yields	11.5%		—	21.5%		18.3%
Equity Interests	47,423	Discounted cash flows	Discount Rate			—			13.4%
Equity Interests	97,564	Comparable company multiple	EBITDA Multiple	4.0	x	—	26.0	x	12.8x
Equity Interests	12,675	Comparable company multiple	Revenue Multiple	5.0	x	—	33.0	x	11.0x
Equity Interests	1,287	Comparable company multiple	Book Value Multiple			—			1.0x
Preferred Equity	27,328	Comparable company multiple	EBITDA Multiple	6.3	x	—	16.5	x	10.8x
Preferred Equity	50,135	Comparable company multiple	Revenue Multiple	3.5	x	—	10.9	x	7.9x
Preferred Equity	68,748	Comparable company multiple	Book Value Multiple			—			1.0x
Preferred Equity	7,037	Discounted cash flows	Comparative Yields			—			13.0%
Warrants	344	Comparable company multiple	Revenue Multiple			—			3.8x
Warrants	701	Discounted cash flows	Discount Rate			—			25.0%
Total investments	$2,303,502

(1)
Included within the Level 3 assets of $2,443,312 is an amount of $139,810 for which the Advisor did not develop the unobservable inputs for the determination of fair value (examples include single source quotation and prior or pending transactions such as investments originated in the quarter or imminent payoffs).
(2)
Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.
(3)
The range for an asset category consisting of a single investment, if any, is not meaningful and therefore has been excluded.

The Company used the income approach and market approach to determine the fair value of certain Level 3 assets as of December 31, 2025. The significant unobservable inputs used in the income approach are the comparative yield and discount rate. The comparative yield and discount rate are used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value. The significant unobservable inputs used in the market approach are the comparable company multiple and the recovery rate. The comparable company multiple is used to estimate the enterprise value of the underlying investment. An increase/decrease in the multiple would result in an increase/decrease, respectively, in the fair value. The recovery rate represents the extent to which proceeds can be recovered. An increase/decrease in the recovery rate would result in an increase/decrease, respectively, in the fair value.

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

Debt Not Carried at Fair Value

Fair value is estimated by using market quotations or discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. If the Company’s debt obligations were carried at fair value, the fair value and level would have been as follows:

		As of
	Level	December 31, 2025	December 31, 2024
2019-1 Debt	2	$272,182	$352,500
March 2026 Notes	2	298,926	291,280
October 2026 Notes	2	295,222	285,940
March 2030 Notes	2	350,538	—
Sumitomo Credit Facility	3	251,000	442,699
Total Debt		$1,467,868	$1,372,419

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

For the years ended December 31, 2025, 2024 and 2023, management fees were $37.2 million, $35.6 million, and $36.1 million, respectively.

As of December 31, 2025 and December 31, 2024, $9.4 million and $9.2 million, respectively, remained payable related to the Base Management Fee accrued in base management fee payable on the Consolidated Statements of Assets and Liabilities.

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

For the years ended December 31, 2025, 2024 and 2023, the Company incurred $18.1 million, $28.9 million, and $25.5 million, respectively, of income incentive fees (before waivers), which are included in incentive fees on the Consolidated Statements of Operations.

As of December 31, 2025 and December 31, 2024, there was $5.9 million and $4.7 million, respectively, related to the income incentive fee accrued in incentive fee payable on the Consolidated Statements of Assets and Liabilities.

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

There were no capital gains incentive fee payable to the Advisor under the Amended Advisory Agreement as of December 31, 2025 and December 31, 2024.

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

For the years ended December 31, 2025, 2024 and 2023, the Company accrued $0.0 million, $0.0 million, and $0.0 million respectively, of incentive fees related to the GAAP Incentive Fee, which is included in incentive fees on the Consolidated Statements of Operations. As of December 31, 2025 and December 31, 2024, there was $0.0 million and $0.0 million related to the GAAP Incentive Fee accrued in incentive fee payable on the Consolidated Statements of Assets and Liabilities, respectively.

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

The Company incurred expenses related to the Administrator of $2.3 million, $2.5 million, and $1.2 million for the years ended December 31, 2025, 2024 and 2023, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations. As of December 31, 2025 and December 31, 2024, respectively, there were $0.6 million and $0.8 million related to the Administrator that were payable and included in “accounts payable and accrued expenses” in the Consolidated Statements of Assets and Liabilities. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Company incurred expenses related to the sub-administrator of $0.6 million, $0.6 million, and $0.6 million for the years ended December 31, 2025, 2024 and 2023, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations. The Administrator will not seek reimbursement in the event that any such reimbursements would cause any distributions to our stockholders to constitute a return of capital. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and the Company will reimburse the expenses of these parties incurred and paid by the Advisor on our behalf.

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

Co-Investments

The Company will invest alongside its affiliates, subject to compliance with applicable regulations and our allocation procedures. Certain types of negotiated co-investments will be made only in accordance with the terms of the exemptive order the Company received from the SEC on December 23, 2025 (the “Order”). Under the terms of the Order, a majority of the Independent Directors must reach certain conclusions in connection with certain co-investment transactions (e.g. in the case of follow-on investments in an existing issuer in which affiliates, but not the Company, have an existing investment, and non-pro rata follow-on investments in, and dispositions of, securities of an existing issuer), including that: (i) the terms of the proposed transaction are reasonable and fair to the Company and its stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned; and (ii) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the Company’s then-current investment objectives and strategies. In certain situations where co-investment with one or more funds managed by the Advisor or its affiliates is not covered by the Order, the personnel of the Advisor or its affiliates will need to decide which funds will proceed with the investment. Such personnel will make these determinations based on policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations.

Related Party Commitments

An affiliate of the Advisor is the investment manager to certain pooled investment vehicles which are investors in the Company. These investors held 11,822,432.66 and 11,822,432.66 shares of the Company at December 31, 2025 and December 31, 2024, respectively.

Non-Controlled/Affiliate and Controlled Affiliate Investments

Transactions during the year ended December 31, 2025 in which the issuer was either an Affiliated Person, as defined in the 1940 Act, or an Affiliated Person that the Company is deemed to control are as follows:

Portfolio Company	Fair Value as of December 31, 2024	Gross Additions	Gross Reductions	Change in Unrealized Appreciation	Realized Gains (Losses)	Fair Value as of December 31, 2025	Dividend, Interest, and PIK Income	Other Income
Non-Controlled/affiliate investment
ADT Pizza, LLC Equity Interest (1)	$8,429	$—	$(3,361)	$(5,068)	$—	$—	$—	$3
Ansett Aviation Training First Lien Senior Secured Loan	4,374	—	(4,601)	934	(707)	—	176	—
Ansett Aviation Training Equity Interest (1)	8,617	—	—	9,767	—	18,384	—	5
Blackbrush Oil & Gas C/S Equity Interest (1)	—	3,209	—	—	(3,209)	—	—	—
DC Blox Equity Interest (1)	—	—	—	—	—	—	—	—
DC Blox First Lien Senior Secured Loan	1,408	68	(1,384)	(92)	—	—	30	—
DC Blox Preferred Equity (1)	38,523	—	(37,794)	(623)	(106)	—	—	—
DC Blox Preferred Equity (1)	5,230	—	(5,440)	(1,371)	1,581	—	10	—
DC Blox Preferred Equity (1)	4,277	—	(7,346)	(4,265)	7,334	—	5	—
Direct Travel, Inc First Lien Senior Secured Loan	—	—	—	—	—	—	—	101
Walker Edison First Lien Senior Secured Loan - Delayed Draw (1)	—	656	—	—	(656)	—	—	—
Walker Edison Equity Interest (1)	—	—	—	5,592	(5,592)	—	—	—
Walker Edison First Lien Senior Secured Loan (1)	—	52	—	—	(52)	—	—	—
Walker Edison First Lien Senior Secured Loan (1)	1,040	187	—	5,393	(6,620)	—	—	—
Walker Edison First Lien Senior Secured Loan - Revolver (1)	3,182	—	(93)	—	(3,089)	—	(61)	—
Walker Edison First Lien Senior Secured Loan - Delayed Draw (1)	278	447	—	—	(725)	—	8	—
Walker Edison First Lien Senior Secured Loan - Delayed Draw (1)	238	104	—	1,703	(2,045)	—	—	—
Walker Edison First Lien Senior Secured Loan - Delayed Draw (1)	137	—	—	736	(873)	—	(3)	—
Walker Edison First Lien Senior Secured Loan - Delayed Draw (1)	—	290	—	—	—	290	—	9
Walker Edison First Lien Senior Secured Loan - Delayed Draw (1)	—	266	(266)	—	—	—	—	—
Total Non-Controlled/affiliate investment	$75,733	$5,279	$(60,285)	$12,706	$(14,759)	$18,674	$165	$118
Controlled affiliate investment
Bain Capital Senior Loan Program, LLC Subordinated Note Investment Vehicles	$146,495	$23,500	$—	$(12,070)	$—	$157,925	$16,131	$—
Bain Capital Senior Loan Program, LLC Preferred Equity Interest Investment Vehicles	10	—	—	1,826	—	1,836	2,631	—
Bain Capital Senior Loan Program, LLC Equity Interest Investment Vehicles	(4,849)	—	—	9,856	—	5,007	5,009	—
BCC Jetstream Holdings Aviation (On II), LLC First Lien Senior Secured Loan (1)	6,933	—	—	(2,350)	—	4,583	—	—
BCC Jetstream Holdings Aviation (On II), LLC Equity Interest (1)	—	—	—	—	—	—	—	—
BCC Jetstream Holdings Aviation (Off I), LLC Equity Interest (1)	11,405	—	—	(3,866)	—	7,539	—	—
Gale Aviation (Offshore) Co Equity Interest (1)	71,813	—	(7,640)	(8,415)	—	55,758	2,200	—
International Senior Loan Program, LLC Equity Interest Investment Vehicles	55,408	—	—	(11,854)	—	43,554	3,623	—
International Senior Loan Program, LLC Subordinated Note Investment Vehicles	190,729	—	—	—	—	190,729	23,289	—
Legacy Corporate Lending HoldCo, LLC Equity Interest (1)	900	—	—	387	—	1,287	—	—
Legacy Corporate Lending HoldCo, LLC Preferred Equity	45,009	23,850	(6,750)	6,639	—	68,748	2,700	—
Legacy Corporate Lending HoldCo, LLC Equity Interest (1)	—	—	—	—	—	—	—	—
Lightning Holdings B, LLC Equity Interest (1)	57,807	150	(15,249)	4,715	—	47,423	—	—
Parcel2Go First Lien Senior Secured Loan	54	8	—	(6)	—	56	10	—
Parcel2Go Equity Interest (1)	—	—	—	—	—	—	—	—
Parcel2Go Preferred Equity (1)	—	—	—	—	—	—	—	—
SG Global Midco Limited First Lien Senior Secured Loan (1)	—	3	—	—	—	3	—	—
Surrey Bidco Limited First Lien Senior Secured Loan (1)	—	76	—	(54)	—	22	—	—
Voltaire Topco Limited Equity Interest (1)	—	—	—	—	—	—	—	—
Total Controlled affiliate investment	$581,714	$47,587	$(29,639)	$(15,192)	$—	$584,470	$55,593	$—
Total	$657,447	$52,866	$(89,924)	$(2,486)	$(14,759)	$603,144	$55,758	$118

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

(1) Non-income producing.

Note 6. Debt

In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain exceptions, effective February 2, 2019, the Company is permitted to borrow amounts such that its asset coverage ratio is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. As of December 31, 2025 and December 31, 2024, the Company’s asset coverage ratio based on aggregated borrowings outstanding was 175.9% and 181.7%, respectively.

The Company’s outstanding borrowings as of December 31, 2025 and December 31, 2024 were as follows:

	As of December 31, 2025			As of December 31, 2024
	Total Aggregate	Principal		Total Aggregate	Principal
	Principal Amount	Amount	Carrying	Principal Amount	Amount	Carrying
	Committed	Outstanding	Value (1)	Committed	Outstanding	Value (1)
2019-1 Debt	$272,000	$272,000	$270,224	$352,500	$352,500	$351,359
March 2026 Notes	300,000	300,000	299,786	300,000	300,000	298,656
October 2026 Notes	300,000	300,000	298,926	300,000	300,000	297,556
March 2030 Notes (2)	350,000	350,000	350,860	—	—	—
Sumitomo Credit Facility	855,000	251,000	251,000	855,000	442,699	442,699
Total Debt	$2,077,000	$1,473,000	$1,470,796	$1,807,500	$1,395,199	$1,390,270

(1)
Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.
(2)
The carrying value of the March 2030 Notes includes the effective portion of the fair value of the interest rate swap, as further discussed in Note 7, Derivatives, to these Consolidated Financial Statements.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the year ended December 31, 2025 and year ended December 31, 2024 was 4.8% and 5.1%, respectively.

The combined weighted average borrowings outstanding for the year ended December 31, 2025 and year ended December 31, 2024 were $1.5 billion and $1.3 billion, respectively.

The following table shows the contractual maturities of our debt obligations as of December 31, 2025:

	Payments Due by Period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
2019-1 Debt	$272,000	$—	$—	$—	$272,000
March 2026 Notes	300,000	300,000	—	—	—
October 2026 Notes	300,000	300,000	—	—	—
March 2030 Notes	350,000	—	—	350,000	—
Sumitomo Credit Facility	251,000	—	—	251,000	—
Total Debt Obligations	$1,473,000	$600,000	$—	$601,000	$272,000

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

On July 2, 2025, the Co-Issuers refinanced the 2019‑1 CLO Reset Notes through a $430.3 million term debt securitization in the form of a collateralized loan obligation (the “CLO Reset Transaction”). The CLO Reset Transaction was executed through the issuance by the Co-Issuers of the following classes of notes pursuant to that certain second amended and restated indenture: (i) $232.0 million of Class A-1-RR Senior Secured Floating Rate Notes, which bear interest at the three-month SOFR plus 1.45%; (ii) $16.0 million of Class A-2-RR Senior Secured Floating Rate Notes, which bear interest at the three-month SOFR plus 1.60%; (iii) $24.0 million of Class A-3-RR Senior Secured Floating Rate Notes, which bear interest at the three-month SOFR plus 1.85%; (iv) $32.0 million of Class B-RR Secured Deferrable Floating Rate Notes, which bear interest at the three-month SOFR plus 2.35%; and (v) $24.0 million of Class C-RR Secured Deferrable Floating Rate Notes, which bear interest at the three-month SOFR plus 3.35% (collectively, the “2019-1 CLO Replacement Notes”). The 2019-1 CLO Replacement Notes will mature on July 15, 2036 and the reinvestment period ends April 15, 2027. As of December 31, 2025, the Company retained $32.0 million of the Class B-RR Notes and $24.0 million of the Class C-RR Notes. The retained notes by the Company are eliminated in consolidation. Additionally, the Company holds $102.3 million in membership interests in the 2019-1 Issuer (“Membership Interests”). 100% of the Membership Interests are retained by the Company and eliminated in consolidation. The obligations of the 2019-1 Issuer under the 2019-1 CLO Transaction are non-recourse to the Company.

The 2019‑1 CLO Replacement Notes was executed through a private placement of the following 2019‑1 Debt:

				Interest rate at
2019-1 Debt	Principal Amount	Spread above Index		December 31, 2025
Class A-1-RR Notes	$232,000	1.45	% + 3 Month SOFR	5.35%
Class A-2-RR Notes	16,000	1.60	% + 3 Month SOFR	5.50%
Class A-3-RR Notes	24,000	1.85	% + 3 Month SOFR	5.75%
Total 2019-1 Debt	$272,000

The Company serves as portfolio manager of the 2019‑1 Issuer pursuant to the Portfolio Management Agreement. For so long as the Company serves as portfolio manager, the Company will not charge any management fee or subordinated interest to which it may be entitled.

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

As of December 31, 2025, there were 48 first lien senior secured loans with a total fair value of approximately $380.6 million and cash of $26.8 million securing the 2019-1 Debt. As of December 31, 2024, there were 56 first lien and second lien senior secured loans with a total fair value of approximately $465.3 million and cash of $39.8 million securing the 2019-1 Debt. Assets that are pledged as collateral for the 2019-1 Debt are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the indenture and loan agreement governing the 2019-1 Debt. The creditors of the 2019-1 Co-Issuers have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2019-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture and loan agreement governing the 2019-1 Debt. As of December 31, 2025, the Company was in compliance with its covenants related to the 2019-1 Debt.

Costs incurred in connection with the offering of the 2019‑1 CLO Reset Notes and the 2019‑1 CLO Replacement Notes have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2019‑1 Debt on the Consolidated Statements of Assets and Liabilities and are being amortized over the life using the effective interest method. The balance of the unamortized debt issuance costs was $1.8 million and $1.1 million as of December 31, 2025 and December 31, 2024, respectively.

For the years ended December 31, 2025, 2024 and 2023, the components of interest expense related to the 2019‑1 Co-Issuers were as follows:

	For the Year Ended December 31,
	2025	2024	2023
Borrowing interest expense	$16,742	$25,308	$24,583
Unused facility fee	—	—	—
Amortization of deferred financing costs and upfront commitment fees	150	130	130
Total interest and debt financing expenses	$16,892	$25,438	$24,713

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

For the years ended December 31, 2025, 2024 and 2023, the components of the carrying value of the March 2026 Notes were as follows:

	For the Year Ended December 31,
	2025	2024	2023
Principal amount of debt	$300,000	$300,000	$300,000
Unamortized debt issuance cost	(122)	(771)	(1,421)
Original issue discount, net of accretion	(92)	(573)	(1,057)
Carrying value of March 2026 Notes	$299,786	$298,656	$297,522

For the years ended December 31, 2025, 2024 and 2023, the components of interest expense related to the March 2026 Notes were as follows:

	For the Year Ended December 31,
	2025	2024	2023
Borrowing interest expense	$8,851	$8,850	$8,850
Amortization of debt issuance cost	649	650	648
Accretion of original issue discount	481	484	482
Total interest and debt financing expenses	$9,981	$9,984	$9,980

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

For the years ended December 31, 2025, 2024 and 2023, the components of the carrying value of the October 2026 Notes were as follows:

	For the Year Ended December 31,
	2025	2024	2023
Principal amount of debt	$300,000	$300,000	$300,000
Unamortized debt issuance cost	(572)	(1,303)	(2,035)
Original issue discount, net of accretion	(502)	(1,141)	(1,783)
Carrying value of October 2026 Notes	$298,926	$297,556	$296,182

For the years ended December 31, 2025, 2024 and 2023, the components of interest expense related to the October 2026 Notes were as follows:

	For the Year Ended December 31,
	2025	2024	2023
Borrowing interest expense	$7,651	$7,651	$7,650
Amortization of debt issuance cost	731	732	730
Accretion of original issue discount	639	642	640
Total interest and debt financing expenses	$9,021	$9,025	$9,020

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

The Sumitomo Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of December 31, 2025, the Company was in compliance with its covenants related to the Sumitomo Credit Facility.

As of December 31, 2025 and December 31, 2024, there were $251.0 million and $442.7 million of borrowings under the Sumitomo Credit Facility.

For the years ended December 31, 2025, 2024 and 2023, the components of interest expense related to the Sumitomo Credit Facility were as follows:

	For the Year Ended December 31,
	2025	2024	2023
Borrowing interest expense	$20,640	$27,304	$34,656
Unused facility fee	2,021	1,553	699
Accretion of original issue discount	1,048	1,384	940
Total interest and debt financing expenses	$23,709	$30,241	$36,295

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

In connection with the March 2030 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the March 2030 Notes, the Company receives a fixed interest rate of 5.95% per annum receivable semiannually on March 15 and September 15 of each year, and pays a floating interest rate of SOFR + 1.90% per annum payable quarterly on March 15, June 15, September 15, and December 15 of each year, on $350 million of the March 2030 Notes. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship. Please see “Item 8. Consolidated Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 7. Derivatives” for additional detail.

For the years ended December 31, 2025, 2024 and 2023, the components of the carrying value of the March 2030 Notes were as follows:

	For the Year Ended December 31,
	2025	2024	2023
Principal amount of debt	$350,000	$—	$—
Unamortized debt issuance cost	(3,773)	—	—
Original issue discount, net of accretion	(3,273)	—	—
Effective interest rate swap hedge	7,906	—	—
Carrying value of March 2030 Notes	$350,860	$—	$—

For the years ended December 31, 2025, 2024 and 2023, the components of interest expense related to the March 2030 Notes were as follows:

	For the Year Ended December 31,
	2025	2024	2023
Borrowing interest expense	$18,800	$—	$—
Amortization of debt issuance cost	806	—	—
Accretion of original issue discount	699	—	—
Interest rate swaps	747	—	—
Hedged items	(70)	—	—
Total interest and debt financing expenses	$20,982	$—	$—

Note 7. Derivatives

In the normal course of business, the Company enters into derivative financial instruments to achieve certain risk management objectives, including managing its interest rate and foreign currency risk exposures. The fair value of derivative contracts open as of December 31, 2025 and December 31, 2024 is included on the consolidated schedules of investments by contract.

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

The following table presents both gross and net information about derivative instruments eligible for offset in the Consolidated Statements of Assets and Liabilities as of December 31, 2025:

				Net amount of
			Gross amount of	assets or
		Gross amount of	(liabilities)	(liabilities)
	Account in the	assets on the	on the	presented on the
	consolidated	consolidated	consolidated	consolidated
	statements of	statements of	statements of	statements of	Cash Collateral
	assets	assets and	assets and	assets and	paid	Net
Counterparty	and liabilities	liabilities	liabilities	liabilities	(received) (1)	Amounts (2)
Bank of New York	Unrealized depreciation on forward currency contracts	$134	$(4,353)	$(4,219)	$4,219	$—
BNP Paribas	Unrealized depreciation on forward currency contracts	$—	$(1,927)	$(1,927)	$—	$(1,927)
US Bank	Unrealized depreciation on forward currency contracts	$45	$(1,082)	$(1,037)	$1,037	$—
Wells Fargo	Unrealized depreciation on forward currency contracts	$23	$(1,901)	$(1,878)	$—	$(1,878)
Wells Fargo	Interest rate swap	$7,976	$—	$7,976	$(7,976)	$—

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

For the years ended December 31, 2025, 2024 and 2023, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $186.2 million, $127.2 million, and $183.4 million respectively, and the average notional exposure for interest rate swaps was $280.0 million, $0.0 million and $0.0 million, respectively.

The effect of transactions in derivative instruments to the Consolidated Statements of Operations during the years ended December 31, 2025, 2024 and 2023 was as follows:

	For the Year Ended December 31,
	2025	2024	2023
Net realized gain (loss) on forward currency exchange contracts	$(5,817)	$2,304	$(407)
Net change in unrealized appreciation on forward currency exchange contracts	(12,566)	5,765	(2,322)
Total net realized and unrealized gain (loss) on forward currency exchange contracts	$(18,383)	$8,069	$(2,729)

Included in total net gains (losses) on the Consolidated Statements of Operations are net gains of $18.2 million, ($5.6) million and $4.1 million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the years ended December 31, 2025, 2024 and 2023, respectively. Including the total net realized and unrealized losses on forward currency exchange contracts of ($18.4) million, $8.1 million and ($2.7) million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the Consolidated Statements of Operations is ($0.1) million, $2.5 million and $1.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The Company's interest rate swaps have been designated in a qualifying hedge accounting relationship. Net realized and unrealized gains and losses for the years ended December 31, 2025, 2024 and 2023, for the Company’s interest rate swap, are in the following locations in the Consolidated Statement of Operations:

	For the Year Ended December 31,			Financial Statement Location
	2025	2024	2023
Interest rate swaps	$747	$—	$—	Interest and debt financing expenses
Hedged items	(70)	—	—	Interest and debt financing expenses

Note 8. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the years ended December 31, 2025, 2024 and 2023:

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
February 28, 2023	March 31, 2023	April 28, 2023	$0.38	$24,534
May 9, 2023	June 30, 2023	July 31, 2023	$0.38	$24,534
August 8, 2023	September 29, 2023	October 31, 2023	$0.42	$27,116
November 6, 2023	December 29, 2023	January 31, 2024	$0.42	$27,116
February 27, 2024	March 28, 2024	April 30, 2024	$0.42	$27,116
February 27, 2024	March 28, 2024	April 30, 2024	$0.03	$1,937	(1)
May 6, 2024	June 28, 2024	July 29, 2024	$0.42	$27,116
May 6, 2024	June 28, 2024	July 29, 2024	$0.03	$1,937	(1)
August 6, 2024	September 30, 2024	October 31, 2024	$0.42	$27,116
August 6, 2024	September 30, 2024	October 31, 2024	$0.03	$1,937	(1)
November 5, 2024	December 31, 2024	January 31, 2025	$0.42	$27,116
November 5, 2024	December 31, 2024	January 31, 2025	$0.03	$1,937	(1)
February 27, 2025	March 17, 2025	March 31, 2025	$0.42	$27,245
February 27, 2025	March 17, 2025	March 31, 2025	$0.03	$1,946	(1)
May 5, 2025	June 16, 2025	June 30, 2025	$0.42	$27,245
May 5, 2025	June 16, 2025	June 30, 2025	$0.03	$1,946	(1)
August 5, 2025	September 16, 2025	September 30, 2025	$0.42	$27,245
August 5, 2025	September 16, 2025	September 30, 2025	$0.03	$1,946	(1)
November 10, 2025	December 16, 2025	December 30, 2025	$0.42	$27,245
November 10, 2025	December 16, 2025	December 30, 2025	$0.03	$1,946	(1)
December 22, 2025	December 31, 2025	January 26, 2026	$0.15	$9,730	(1)
Total distributions declared			$5.35	$346,006

(1) Represents a special dividend.

The distributions declared during the years ended December 31, 2025, 2024 and 2023 were derived from investment company taxable income and net capital gain, if any.

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

Prior to the IPO, the Company had issued 43,982,137.46 shares in the private placement of the Company’s common stock (the “Private Offering”). Each investor had entered into a separate subscription agreement relating to the Company’s common stock (the “Subscription Agreements”). Each investor had made a capital commitment to purchase shares of the Company’s common stock pursuant to the Subscription Agreements. Investors were required to make capital contributions to purchase shares of the Company’s common stock each time the Company delivered a drawdown notice, which were delivered at least 10 business days prior to the required funding date in an aggregate amount not to exceed their respective capital commitments. The number of shares to be issued to a stockholder was determined by dividing the total dollar amount of the contribution by a stockholder by the net asset value per share of the common stock as of the last day of the Company’s fiscal quarter or such other date and price per share as determined by the Board in accordance with the requirements of the 1940 Act. As of December 31, 2018, aggregate commitments relating to the Private Offering were $1.3 billion. All outstanding commitments related to these Subscription Agreements were cancelled due to the completion of the IPO on November 15, 2018. As of December 31, 2025 and December 31, 2024, the Advisor contributed in aggregate $8.9 million and $8.9 million to the Company and received 488,212.35 and 488,212.35 shares of the Company, respectively. At December 31, 2025 and December 31, 2024, the Advisor owned 0.00% and 0.00%, respectively, of the outstanding common stock of the Company.

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

There have been no shares issued or proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements, issuance of common stock. There have been 52,336 shares and 0 shares, respectively, issued pursuant to the dividend reinvestment plan during the years ended December 31, 2025 and 2024.

On May 7, 2019, the Board authorized the Company to repurchase up to $50 million of its outstanding common stock in accordance with safe harbor rules under the Exchange Act. Any such repurchases will depend upon market conditions and there is no guarantee that the Company will repurchase any particular number of shares or any shares at all. As of December 31, 2025, there have been no repurchases of common stock.

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

The Company may from time to time issue and sell common stock through public or “at the market” offerings. In connection with the issuance of common stock, the Company issued and sold the following common stock during the year ended December 31, 2025:

	Number of Shares of Common		Underwriting Fees/		Average Offering
Issuances of Common Stock	Stock Issued	Gross Proceeds	Offering Expenses	Net Proceeds	Price Per Share
“At the market” offerings	253.9	$4,574.7	$23.2	$4,551.4	$18.02
Total			$23.2	$4,551.4

Note 10. Income Tax

For income tax purposes, dividends paid and distributions made to the Company’s stockholders are reported by the Company to the stockholders as ordinary income, capital gains, or a combination thereof. The tax character of distributions during the years ended December 31, 2025, 2024 and 2023 were as follows:

	For the Year Ended December 31,
	2025	2024	2023
Distributions paid from:
Ordinary Income	$126,494	$116,212	$103,300
Net Long-Term Capital Gains	—	—	—
Total Taxable Distributions	$126,494	$116,212	$103,300

The following reconciles net increase in net assets resulting from operations to taxable income for the years ended December 31, 2025, 2024 and 2023:

	For the Year Ended December 31,
	2025	2024	2023
Net increase in net assets resulting from operations	$98,756	$119,418	$123,375
Net change in unrealized appreciation	(10,444)	6,796	(31,198)
Expenses not currently deductible	4,045	5,645	7,239
Income for tax but not book	(4,605)	(4,573)	(54,827)
Taxable/Distributable Income (1)	$87,752	$127,286	$44,589

(1)
The calculation of estimated 2025 taxable income includes a number of estimated inputs, including information received from third parties and, as a result, actual 2025 taxable income will not be finally determined until the Company’s 2025 tax return is filed in 2026 (and, therefore, such estimate is subject to change).

Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.

Capital losses in excess of capital gains earned in a tax year may generally be carried forward indefinitely by the Company and used to offset capital gains, subject to certain limitations. As of December 31, 2025, the Company has a short-term capital loss carryforward of $1.7 million and a long-term capital loss carryforward of $142.5 million.

As of December 31, 2025, 2024 and 2023, the Company’s aggregate unrealized appreciation and depreciation on investments and forward currency exchange contracts based on cost for U.S. federal income tax purposes was as follows:

	As of December 31,
	2025	2024	2023
Tax cost	$2,510,504	$2,448,158	$2,305,621
Gross unrealized appreciation	119	88	135,777
Gross unrealized depreciation	(114)	(100)	(143,056)
Net unrealized appreciation on investments	$5	$(12)	$(7,279)

ASC Topic 740 (Accounting for Uncertainty in Income Taxes (“ASC 740”)) provides guidance on the accounting for and disclosure of uncertainty in tax position. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Based on its analysis of its tax position for all open tax years (the current and prior years, as applicable), the Company has concluded that it does not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740. Such open tax years remain subject to examination and adjustment by tax authorities. As of December 31, 2025, all tax filings of the Company since 2022 remain subject to examination by tax authorities.

The Company has determined that there were no tax positions which met the recognition and measurement requirements of the relevant accounting standards and therefore, the Company did not record an expense related to uncertain positions on the Company’s consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023.

Note 11. Commitments and Contingencies

Commitments

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements.

As of December 31, 2025, the Company had $464.8 million of unfunded commitments under loan and financing agreements as follows:

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
A&R Logistics, Inc. - Revolver	2/3/2028	$1,604
ACAMS - Revolver	12/30/2031	1,696
Accident Care Alliance Holdco LLC - Delayed Draw	8/20/2030	2,531
Accident Care Alliance Holdco LLC - Revolver	8/20/2030	2,151
Advanced Aircrew - Revolver	7/26/2030	696
AeriTek Global CAD Acquisition Inc. - Revolver	8/27/2030	30
AgroFresh Solutions - Revolver	4/2/2029	3,149
AGS American Glass Services Acquisition, LLC - Delayed Draw	7/24/2031	903
AGS American Glass Services Acquisition, LLC - Revolver	7/24/2031	487
Allbridge - Delayed Draw	6/5/2030	2,841
Allbridge - Revolver	6/5/2030	3,825
Alldent Holding GmbH - Delayed Draw	11/15/2032	469
Allworth Financial Group, L.P. - Delayed Draw	12/23/2027	3,570
Allworth Financial Group, L.P. - Revolver	12/23/2027	2,816
AMI - Revolver	10/17/2031	4,563
AOM Infusion - Delayed Draw	3/19/2032	570
AOM Infusion - Revolver	3/19/2032	398
AP Plastics Group, LLC - Delayed Draw	8/10/2030	794
Apollo Intelligence - Revolver	5/31/2028	976
Applitools - Revolver	5/25/2028	3,430
Appriss - Delayed Draw	3/10/2031	3,566
Appriss - Revolver	3/10/2031	3,209
Appriss Holdings, Inc. - Revolver	5/6/2028	753
Arctic Glacier U.S.A., Inc. - Revolver	5/24/2028	1,966
ASP-r-pac Acquisition Co LLC - Revolver	12/29/2027	766
ATS - Revolver	7/12/2029	2,872
Avalon Bidco Limited - Delayed Draw	4/16/2032	2,113
Awayday - Delayed Draw	5/6/2032	367
Awayday - Revolver	5/6/2032	1,136
AXH Air Coolers - Delayed Draw	10/31/2029	3,811
AXH Air Coolers - Revolver	10/31/2029	5,504
Beacon Specialized Living - Delayed Draw	3/25/2028	7,983
Beacon Specialized Living - Revolver	3/25/2028	1,282
Beneficium - Delayed Draw	6/28/2031	9,695
BLI Buyer, Inc. - Delayed Draw	10/31/2031	3,211
BLI Buyer, Inc. - Revolver	10/31/2031	2,141
Bridger Aerospace Group Holdings, Inc. - Delayed Draw	10/28/2030	2,516
Bridger Aerospace Group Holdings, Inc. - Revolver	10/28/2030	841
BTX Precision - Delayed Draw	7/25/2030	6,977
BTX Precision - Revolver	7/25/2030	4,211
Chase Industries, Inc. - Revolver	11/11/2027	1,195
Chex Finer Foods, LLC - Delayed Draw	6/6/2031	8,410

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Chex Finer Foods, LLC - Revolver	6/6/2031	2,902
Chilton - Delayed Draw	2/5/2031	10,122
Chilton - Revolver	2/5/2031	2,910
Choreo - Delayed Draw	2/18/2028	7,872
City BBQ - Delayed Draw	9/4/2030	13,267
City BBQ - Revolver	9/4/2030	4,738
CorePower Yoga, LLC - Delayed Draw	4/30/2031	1,890
CorePower Yoga, LLC - Revolver	4/30/2031	1,890
CRH Healthcare Purchaser, Inc. - Delayed Draw	9/17/2031	1,980
CRH Healthcare Purchaser, Inc. - Revolver	9/17/2031	792
Darcy Partners - Revolver	6/1/2028	168
Datix Bidco Limited - Delayed Draw	4/30/2031	2,861
Datix Bidco Limited - Revolver	10/30/2030	2,163
Datix Bidco Limited - Revolver	10/30/2030	162
Discovery Senior Living - Delayed Draw	3/18/2030	1,753
Discovery Senior Living - Revolver	3/18/2030	2,360
DTIQ - Delayed Draw	9/30/2029	5,375
DTIQ - Revolver	9/30/2029	3,226
Duraco - Revolver	6/6/2029	1,593
Easy Ice - Delayed Draw	10/30/2030	7,265
Easy Ice - Revolver	10/30/2030	3,447
Efficient Collaborative Retail Marketing Company, LLC - Revolver	9/30/2026	1,133
EHE Health - Revolver	8/7/2030	3,447
Electronic Merchant Systems - Revolver	8/1/2030	1,959
Elevation NewCo, LLC - Delayed Draw	8/1/2031	1,827
Elevation NewCo, LLC - Revolver	8/1/2031	547
Engineered Products Co., LLC - Revolver	8/12/2031	598
E-Tech Group - Revolver	4/9/2030	1,298
EXT Acquisitions, Inc. - Delayed Draw	12/19/2031	793
EXT Acquisitions, Inc. - Revolver	12/19/2031	529
Facts Global Energy - Delayed Draw	12/20/2031	6,308
Facts Global Energy - Revolver	6/20/2031	1,577
Fiduciaire Jean-Marc Faber (FJMF) - Delayed Draw	4/3/2032	3,754
Fifty U.S. Bidco Inc - Delayed Draw	8/1/2031	2,940
Fifty U.S. Bidco Inc - Revolver	8/1/2031	1,768
Forward Slope - Revolver	8/22/2029	296
Forward Slope - Revolver	8/22/2029	1,100
G702 Buyer, Inc. - Revolver	7/2/2031	772
Gills Point S - Revolver	5/17/2029	1,933
Govineer Solutions (fka Black Mountain) - Delayed Draw	10/7/2030	7,879
Govineer Solutions (fka Black Mountain) - Revolver	10/7/2030	5,251
Gulf Winds International - Revolver	12/16/2028	1,593
Heads Up Technologies, Inc. - Revolver	7/23/2030	1,768
HealthDrive - Revolver	8/20/2029	2,754
Hellers - Delayed Draw	9/27/2030	474
Hempz - Revolver	10/25/2029	1,826
Humic Acquisition Holdings, LLC - Delayed Draw	10/21/2031	7,278

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Humic Acquisition Holdings, LLC - Revolver	10/21/2031	3,223
ICAT Logistics, Inc. - Delayed Draw	3/1/2029	4,114
ICAT Logistics, Inc. - Revolver	3/1/2029	843
ImageTrend - Revolver	1/31/2029	4,000
Intoxalock - Revolver	11/1/2028	3,430
JHCC Holdings, LLC - Revolver	9/9/2027	992
KAMC Holdings, Inc. - Revolver	8/1/2031	761
Lindstrom, LLC - Revolver	12/30/2032	856
LogRhythm - Revolver	7/2/2029	835
Mach 1 Bidco Limited - Delayed Draw	5/20/2031	143
Mach Acquisition R/C - Revolver	10/19/2026	2,511
Master ConcessionAir - Delayed Draw	6/21/2029	262
Master ConcessionAir - Revolver	6/21/2029	7
McLarens Acquisition Inc. - Delayed Draw	12/19/2027	1,670
McLarens Acquisition Inc. - Delayed Draw	12/19/2027	8
McLarens Acquisition Inc. - Revolver	12/20/2027	318
McLarens Acquisition Inc. - Revolver	12/19/2027	886
McLarens Acquisition Inc. - Revolver	12/19/2027	170
Meteor UK Bidco Limited - Revolver	11/14/2031	1,634
Monarch Finco, LLC - Delayed Draw	10/29/2032	36
Monarch Finco, LLC - Revolver	10/29/2032	4
Morrow Sodali - Revolver	4/25/2028	2,127
MRHT - Delayed Draw	5/17/2032	2,887
MRHT - Revolver	11/10/2031	1,595
Nafinco - Delayed Draw	8/29/2031	800
Nafinco - Revolver	5/30/2031	504
NearMap - Revolver	12/9/2028	4,652
NearMap - Revolver	12/9/2028	4,078
New Look Vision Group - Revolver	5/26/2028	1,191
New Milani Group LLC - Delayed Draw	6/26/2031	425
New Milani Group LLC - Revolver	6/26/2031	1,275
Odyssey Behavioral Health - Revolver	11/21/2030	7,280
OGH Bidco Limited - Delayed Draw	6/29/2029	5,301
Owl Acquisition, LLC - Delayed Draw	4/17/2032	893
Owl Acquisition, LLC - Revolver	4/17/2032	2,370
PayRange - Revolver	10/31/2030	4,144
Pharmacy Partners - Revolver	2/28/2029	5,491
Plaskolite PPC Intermediate II LLC - Revolver	2/7/2030	596
PMA - Revolver	1/31/2031	1,225
Pollo Tropical - Revolver	10/23/2029	972
PPT Group - Delayed Draw	2/28/2031	4,452
PPT Group - Revolver	2/28/2031	2,194
Precision Concepts Parent Inc. - Revolver	8/2/2032	334
PRGX - Delayed Draw	12/20/2030	5,464
Psychiatric Medical Care LLC - Revolver	7/1/2032	2,004
Pure Wafer - Delayed Draw	11/12/2030	594
Pure Wafer - Revolver	11/12/2030	1,981

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Pyramid Global Hospitality - Revolver	1/19/2028	3,482
Reconomy - Delayed Draw	7/12/2029	3,791
Red Nucleus - Delayed Draw	10/17/2031	3,663
Red Nucleus - Revolver	10/17/2031	2,386
RedMed Operations (Collage Rehabilitation) - Delayed Draw	2/28/2031	5,251
RedMed Operations (Collage Rehabilitation) - Revolver	2/28/2031	1,891
RetailNext - Revolver	12/5/2030	1,242
Revalize, Inc. - Revolver	4/15/2027	402
RoadOne - Revolver	12/29/2028	464
RoC Skincare - Revolver	2/21/2030	1,871
Saturn Purchaser Corp. - Revolver	7/22/2030	6,716
SauceCo HoldCo, LLC - Revolver	5/13/2030	4,757
SensorTower - Revolver	3/15/2029	1,057
Service Master - Revolver	8/16/2027	5,512
Simplicity - Delayed Draw	12/31/2031	4,538
Simplicity - Revolver	12/31/2031	4,348
Solairus - Delayed Draw	7/22/2030	7,274
Solaray, LLC - Revolver	6/15/2028	698
Soundwide, GmbH - Delayed Draw	2/23/2026	959
Spring Finco BV - Delayed Draw	7/15/2029	4,323
Substantial Holdco Limited - Delayed Draw	4/20/2030	611
Summer Fridays, LLC - Revolver	5/16/2031	860
Sunmed Group Holdings, LLC - Revolver	6/16/2027	1,229
Superna Inc. - Delayed Draw	3/6/2028	2,631
Superna Inc. - Revolver	3/6/2028	2,631
SureWerx - Delayed Draw	12/28/2029	1,074
SureWerx - Revolver	12/28/2028	1,140
SureWerx - Revolver	12/28/2028	8
Taoglas - Revolver	2/28/2029	73
Titan Cloud Software, Inc - Revolver	9/7/2028	2,389
TLC Purchaser, Inc. - Revolver	10/11/2027	3,428
V Global Holdings LLC - Revolver	12/22/2027	5,660
Vasa Fitness, LLC - Delayed Draw	8/15/2030	963
Vasa Fitness, LLC - Revolver	8/15/2030	200
Vatica Health, Inc. - Revolver	10/31/2032	947
Vessco Water - Delayed Draw	7/24/2031	578
Vessco Water - Revolver	7/24/2031	1,112
Walker Edison - Delayed Draw	2/2/2026	232
Wealth Enhancement Group (WEG) - Delayed Draw	10/4/2028	8,612
Wealth Enhancement Group (WEG) - Revolver	10/2/2028	1,220
Webcentral - Delayed Draw	12/18/2030	55
Whitcraft-Paradigm - Delayed Draw	2/15/2029	256
Whitcraft-Paradigm - Revolver	2/28/2029	2,194
WSHP Cottonwood Buyer, LLC - Delayed Draw	12/18/2032	3,900
WSHP Cottonwood Buyer, LLC - Revolver	12/18/2032	2,926
WSP - Revolver	4/27/2028	248
WU Holdco, Inc. - Delayed Draw	4/15/2032	5,460
WU Holdco, Inc. - Revolver	4/15/2032	3,229
Zeus Fire & Security - Revolver	12/11/2030	2,633
Total		$464,818

(1)
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)
Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of December 31, 2025.

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

Note 12. Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2025, 2024, 2023, 2022, and 2021:

	For the Year Ended December 31,
	2025	2024	2023	2022	2021
Per share data:
Net asset value at beginning of year	$17.65	$17.60	$17.29	$17.04	$16.54
Net investment income (1)	1.88	2.09	2.19	1.59	1.36
Net realized gain (loss) (1)(7)	(0.51)	(0.13)	(0.76)	0.34	(0.17)
Net change in unrealized appreciation (1)(2)(8)	0.16	(0.11)	0.48	(0.30)	0.67
Net increase in net assets resulting from operations (1)(9)(10)	1.53	1.85	1.91	1.63	1.86
Stockholder distributions from income (3)	(1.95)	(1.80)	(1.60)	(1.38)	(1.36)
Net asset value at end of year	$17.23	$17.65	$17.60	$17.29	$17.04
Net assets at end of year	$1,117,410	$1,139,672	$1,136,466	$1,116,391	$1,100,006
Shares outstanding at end of year	64,868,507	64,562,265	64,562,265	64,562,265	64,562,265
Per share market value at end of year	$13.91	$17.52	$15.07	$11.90	$15.21
Total return based on market value (12)	(9.62)%	29.47%	41.88%	(13.19)%	37.13%
Total return based on net asset value (4)	8.97%	10.89%	11.43%	9.81%	11.55%
Ratios:
Ratio of net investment income to average net assets (5)(11)	10.68%	11.79%	12.60%	9.31%	8.08%
Ratio of total expenses to average net assets (5)(11)	13.32%	13.83%	13.89%	10.59%	10.10%
Supplemental data:
Ratio of interest and debt financing expenses to average net assets (5)	7.08%	6.54%	7.12%	4.74%	4.73%
Ratio of expenses (without incentive fees) to average net assets (5)(11)	11.73%	11.30%	11.63%	8.81%	8.30%
Ratio of incentive fees and management fees, net of contractual and voluntary waivers, to average net assets (5)(11)	4.86%	5.65%	5.48%	4.91%	4.56%
Average principal debt outstanding	$1,515,297	$1,327,430	$1,433,703	$1,327,143	$1,414,069
Portfolio turnover (6)	49.76%	64.61%	34.58%	42.82%	49.83%
Total Committed capital, end of year	N/A	N/A	N/A	N/A	N/A
Ratio of total contributed capital to total committed capital, end of year	N/A	N/A	N/A	N/A	N/A

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

(11)
Ratio of voluntary incentive fee waiver to average net assets was 0.00% for the year ended December 31, 2025 (Note 5). Ratio of voluntary management fee waiver to average net assets was 0.00% for the year ended December 31, 2025 (Note 5). The ratio of net investment income without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the year ended December 31, 2025 would be 10.68%. The ratio of total expenses without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the year ended December 31, 2025 would be 13.32%. Ratio of voluntary incentive fee waiver to average net assets was 0.00% for the year ended December 31, 2024 (Note 5). Ratio of voluntary management fee waiver to average net assets was 0.00% for the year ended December 31, 2024 (Note 5). The ratio of net investment income without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the year ended December 31, 2024 would be 11.79%. The ratio of total expenses without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the year ended December 31, 2024 would be 13.83%. Ratio of voluntary incentive fee waiver to average net assets was 0.00% for the year ended December 31, 2023 (Note 5). Ratio of voluntary management fee waiver to average net assets was 0.00% for the year ended December 31, 2023 (Note 5). The ratio of net investment income without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the year ended December 31, 2023 would be 12.60%. The ratio of total expenses without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the year ended December 31, 2023 would be 13.89%. Ratio of voluntary incentive fee waiver to average net assets was 0.00% for the year ended December 31, 2022 (Note 5). Ratio of voluntary management fee waiver to average net assets was 0.00% for the year ended December 31, 2022 (Note 5). The ratio of net investment income without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the year ended December 31, 2022 would be 9.31%. The ratio of total expenses without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the year ended December 31, 2022 would be 10.59%. Ratio of voluntary incentive fee waiver to average net assets was (0.42%) for the year ended December 31, 2021 (Note 5). Ratio of voluntary management fee waiver to average net assets was (0.45%) for the year ended December 31, 2021 (Note 5). The ratio of net investment income without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the year ended December 31, 2021 would be 7.22%. The ratio of total expenses without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the year ended December 31, 2021 would be 10.96%.
(12)
Total return based on market value (not annualized) is calculated as the change in market value per share during the year, assuming dividends and distributions, plus the declared distributions, divided by the beginning market price for the year. Total return does not include upfront sales load.

The following is a schedule of financial highlights for the years ended December 31, 2020, 2019, 2018, 2017 and 2016:

	For the Year Ended December 31,
	2020(*)	2019(*)	2018(*)	2017(*)	2016(*)
Per share data:
Net asset value at beginning of year	$19.72	$19.46	$20.30	$20.10	$-
Net investment income (loss) (1)	1.46	1.64	1.45	0.73	(0.90)
Net realized gain (loss) (1)(7)	(0.46)	0.15	(0.17)	0.00	-
Net change in unrealized appreciation (1)(2)(8)	(0.86)	0.11	(0.60)	0.17	1.01
Net increase in net assets resulting from operations (1)(9)(10)	0.14	1.90	0.68	0.90	0.11
Stockholder distributions from income (3)	(1.43)	(1.64)	(1.52)	(0.70)	(0.01)
Dilution due to issuance of common stock	(1.89)	—	—	—	20.00
Net asset value at end of year	$16.54	$19.72	$19.46	$20.30	$20.10
Net assets at end of year	$1,068,004	$1,018,400	$1,001,629	$506,963	$110,344
Shares outstanding at end of year	64,562,265	51,649,812	51,482,137	24,975,812	5,490,882
Per share market value at end of year	$12.13	$19.76	$16.77	N/A	N/A
Total return based on market value (12)	(29.82)%	28.18%	(15.16)%	N/A	N/A
Total return based on net asset value (4)	(8.62)%	10.02%	3.36%	4.52%	0.58%
Ratios:
Ratio of net investment income (loss) to average net assets (5)(11)	8.58%	8.36%	7.19%	3.51%	(4.57)%
Ratio of total expenses to average net assets (5)(11)	10.85%	11.14%	5.57%	2.57%	8.25%
Supplemental data:
Ratio of interest and debt financing expenses to average net assets (5)	6.33%	6.53%	3.09%	0.89%	0.11%
Ratio of expenses (without incentive fees) to average net assets (5)(11)	10.47%	9.69%	4.71%	2.38%	7.18%
Ratio of incentive fees and management fees, net of contractual and voluntary waivers, to average net assets (5)(11)	3.63%	3.85%	2.00%	0.19%	1.07%
Average principal debt outstanding	$1,572,195	$1,339,072	$490,468	$67,253	$484
Portfolio turnover (6)	21.15%	49.37%	19.95%	18.57%	1.71%
Total Committed capital, end of year	N/A	N/A	N/A	$1,255,119	$546,720
Ratio of total contributed capital to total committed capital, end of year	N/A	N/A	N/A	40.04%	20.10%

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

(11)
Ratio of voluntary management fee waiver to average net assets was (0.27%) for the year ended December 31, 2020. The ratio of net investment income without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the year ended December 31, 2020 would be 8.24%. The ratio of total expenses without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the year ended December 31, 2020 would be 11.19%. Ratio of voluntary incentive fee waiver to average net assets was (0.27%) for the year ended December 31, 2019. Ratio of voluntary management fee waiver to average net assets was (0.81%) for the year ended December 31, 2019. The ratio of net investment income without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the year ended December 31, 2019 would be 7.28%. The ratio of total expenses without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the year ended December 31, 2019 would be 12.22%. Ratio of voluntary incentive fee waiver to average net assets was 0.25% for the year ended December 31, 2018. Ratio of voluntary management fee waiver to average net assets was 0.20% for the year ended December 31, 2018. The ratio of net investment income without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the year ended December 31, 2018 would be 6.75%. The ratio of total expenses without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the year ended December 31, 2018 would be 6.02%. No fees were voluntarily waived in the years ending December 31, 2017 and 2016.
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

Note 13. Selected Quarterly Financial Data (unaudited)

The following are the quarterly results of operations as of and for the years ended December 31, 2025, 2024 and 2023. The operating results for any quarter are not necessarily indicative of results for any future period:

	As of and for	As of and for	As of and for	As of and for
	the Quarter	the Quarter	the Quarter	the Quarter
	Ended	Ended	Ended	Ended
	December 31,	September 30,	June 30,	March 31,
	2025	2025	2025	2025
Total investment income	$68,236	$67,200	$70,965	$66,839
Net investment income before taxes	$30,496	$30,001	$31,666	$33,186
Income tax expense, including excise tax	$800	$801	$1,076	$1,076
Net investment income after taxes	$29,696	$29,200	$30,590	$32,110
Net realized and unrealized gain (loss)	$(1,912)	$(10,497)	$(6,868)	$(3,563)
Net increase in net assets resulting from operations	$27,784	$18,703	$23,722	$28,547
Net realized and unrealized gain (loss) per share — basic and diluted	$(0.03)	$(0.16)	$(0.11)	$(0.06)
Net increase in net assets resulting from operations per share — basic and diluted	$0.43	$0.29	$0.37	$0.44
Net asset value per share at period end	$17.23	$17.40	$17.56	$17.64

	As of and for	As of and for	As of and for	As of and for
	the Quarter	the Quarter	the Quarter	the Quarter
	Ended	Ended	Ended	Ended
	December 31,	September 30,	June 30,	March 31,
	2024	2024	2024	2024
Total investment income	$73,343	$72,540	$72,271	$74,499
Net investment income before taxes	$34,901	$35,009	$34,267	$34,975
Income tax expense, including excise tax	$1,275	$1,025	$1,150	$1,025
Net investment income after taxes	$33,626	$33,984	$33,117	$33,950
Net realized and unrealized gain (loss)	$(11,489)	$(888)	$(4,027)	$1,145
Net increase in net assets resulting from operations	$22,137	$33,096	$29,090	$35,095
Net realized and unrealized gain (loss) per share — basic and diluted	$(0.18)	$(0.01)	$(0.06)	$0.02
Net increase in net assets resulting from operations per share — basic and diluted	$0.34	$0.51	$0.45	$0.55
Net asset value per share at period end	$17.65	$17.76	$17.70	$17.70

	As of and for	As of and for	As of and for	As of and for
	the Quarter	the Quarter	the Quarter	the Quarter
	Ended	Ended	Ended	Ended
	December 31,	September 30,	June 30,	March 31,
	2023	2023	2023	2023
Total investment income	$74,947	$72,390	$75,715	$74,737
Net investment income before taxes	$35,922	$36,288	$40,009	$32,753
Excise tax expense	$1,025	$640	$1,097	$595
Net investment income after taxes	$34,897	$35,648	$38,912	$32,158
Net realized and unrealized gain (loss)	$(3,834)	$(1,792)	$(9,741)	$(2,873)
Net increase in net assets resulting from operations	$31,063	$33,856	$29,171	$29,285
Net realized and unrealized gain (loss) per share — basic and diluted	$(0.06)	$(0.03)	$(0.15)	$(0.04)
Net increase in net assets resulting from operations per share — basic and diluted	$0.48	$0.52	$0.45	$0.45
Net asset value per share at period end	$17.60	$17.54	$17.44	$17.37

Note 14. Subsequent Events

The Company’s management has evaluated the events and transactions that have occurred through February 26, 2026, the issuance date of the Consolidated Financial Statements, and noted no items requiring disclosure in this Form 10-K or adjustment of the Consolidated Financial Statements except for what is noted below.

Underwriting Agreement

On January 22, 2026, the Company entered into an underwriting agreement (the “Underwriting Agreement”) by and among the Company, the Advisor, and Wells Fargo Securities, LLC, J.P. Mogan Securities LLC and SMBC Nikko Securities America, Inc.,
as the representatives of the underwriters, in connection with the issuance and sale of $350 million aggregate principal amount of the
Company’s 5.950% Notes due 2031 (the “Offering”).

The Underwriting Agreement includes customary representations, warranties, and covenants by the Company and the
Advisor. It also provides for customary indemnification by each of the Company, the Adviser, and the underwriters against certain liabilities and customary contribution provisions in respect of those liabilities.

Notes Offering

On January 29, 2026, the Company and U.S. Bank Trust Company, National Association (the “Trustee”) entered into a Fourth Supplemental Indenture (the “Fourth Supplemental Indenture”, together with the Base Indenture, the “Indenture”). The Fourth Supplemental Indenture relates to the Company’s issuance of $350.0 million aggregate principal amount of its 5.95% notes due 2031 (the “March 2031 Notes”).

The March 2031 Notes will mature on March 1, 2031 and may be redeemed in whole or in part at the Company's option at any time or from time to time at the redemption prices set forth in the Indenture. The March 2031 Notes bear interest at a rate of 5.95% per year payable semi-annually on March 1, and September 1 of each year, commencing on September 1, 2026. The March 2031 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company's existing and future indebtedness that is expressly subordinated in right of payment to the March 2031 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

The Indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the 1940 Act, whether or not it is subject to those requirements, and to provide financial information to the holders of the March 2031 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Indenture.

In addition, on the occurrence of a “change of control repurchase event,” as defined in the Indenture, the Company will generally be required to make an offer to repurchase the outstanding March 2031 Notes at a price equal to 100% of the principal amount of such March 2031 Notes plus accrued and unpaid interest to the repurchase date.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2025 (the end of the period covered by this report), our management has carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15 and 15d‑15(e) under the Exchange Act). Based on that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act, that occurred during our most recently completed fiscal year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making this assessment, we used criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our assessment, management concluded that, at December 31, 2025, our internal control over financial reporting is effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. Other Information

During the fiscal quarter ended December 31, 2025, none of the Board members or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1” trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

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

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

Item 15. Exhibits, Consolidated Financial Statement Schedules

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2025 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).

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

10.39	Form of 5.950% Notes due 2030 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 814-01175) filed on February 6, 2025).

10.40	Form of Equity Distribution Agreement (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on March 4, 2025).

10.41

Custody Agreement, dated April 28, 2025, by and between Bain Capital Specialty Finance, Inc. and U.S. Bank Trust
Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No.
814-01175), filed on May 2, 2025).

10.42

Document Custody Agreement, dated April 28, 2025, by and between Bain Capital Specialty Finance, Inc. and U.S. Bank Trust Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on May 2, 2025).

10.43

Second Amended and Restated Indenture, dated as of July 2, 2025, by and among BCC Middle Market CLO 2019-1,

Ltd., as issuer, BCC Middle Market CLO 2019-1 Co-Issuer, LLC, as co-issuer, and Wells Fargo Bank, National

Association, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File

No. 814-01175), filed on July 7, 2025).

10.44

Second Amended and Restated Portfolio Management Agreement, dated as of July 2, 2025, by and between BCC Middle
Market CLO 2019-1, Ltd., as issuer, and Bain Capital Specialty Finance, Inc., as portfolio manager (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on July 7, 2025).

Exhibit Number	Description of Document

10.45

Underwriting Agreement, dated January 22, 2026, by and among Bain Capital Specialty Finance, Inc., BCSF Advisors,
LP, and Wells Fargo Securities, LLC, J.P. Mogan Securities LLC and SMBC Nikko Securities America, Inc., as the
representative of the underwriters. (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form
8-K (file No. 814-01175), filed on January 23, 2026).

10.46

Fourth Supplemental Indenture, dated as of January 29, 2026, relating to the 5.950% Notes due 2031, by and between the

Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the

Company’s Current Report on Form 8-K (File No. 814-01175), filed on January 29, 2026).

10.47*	International Senior Loan Program, LLC Consolidated Financial Statements for year ending December 31, 2025.

19*	Insider Trading Policy

21*	Subsidiaries of Bain Capital Specialty Finance, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm

23.2*	Consent of Independent Registered Public Accounting Firm for International Senior Loan Program, LLC

24.1	Powers of Attorney (incorporated by reference to Exhibit 24.1 to the Company's Annual Report on Form 10-K (File No. 814-01175), filed on February 27, 2025.

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

Bain Capital Specialty Finance, Inc.

Date: February 26, 2026	By:	/s/ Michael A. Ewald
	Name:	Michael A. Ewald
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: February 26, 2026	By:	/s/ Amit Joshi
	Name:	Amit Joshi
	Title:	Chief Financial Officer (Principal Financial Officer) and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MICHAEL A. EWALD	Director & Chief Executive Officer (Principal Executive Officer)	February 26, 2026
Michael A. Ewald

/s/ AMIT JOSHI	Chief Financial Officer (Principal Financial Officer) and Principal Accounting Officer	February 26, 2026
Amit Joshi

/s/ JEFFREY B. HAWKINS	Director & Chairman	February 26, 2026
Jeffrey B. Hawkins

/s/ MICHAEL J. BOYLE	Director & President	February 26, 2026
Michael J. Boyle

/s/ AMY BUTTE	Director	February 26, 2026
Amy Butte

/s/ DAVID G. FUBINI	Director	February 26, 2026
David G. Fubini

/s/ THOMAS A. HOUGH	Director	February 26, 2026
Thomas A. Hough

/s/ JAY MARGOLIS	Director	February 26, 2026
Jay Margolis

/s/ CLARE RICHER	Director	February 26, 2026
Clare Richer