Form 10-Q
period 2026-03-31
Bain Capital Specialty Finance, Inc.
filed 2026-05-11
CIK 1655050

n

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 11, 2026, the registrant had 64,868,507 shares of common stock outstanding.

i

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q (the “Quarterly Report”) (including those relating to current and future market conditions and trends in respect thereof) that are not historical facts are based on current expectations, estimates, projections, opinions and/or beliefs of Bain Capital Specialty Finance, Inc. (the “Company”, “we”, “our” and “us”), BCSF Advisors, LP (the “Advisor”) and/or Bain Capital Credit, LP and its affiliated advisers (collectively, “Bain Capital Credit”). Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. Certain information contained in this Quarterly Report constitutes “forward-looking statements,” which can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “seek,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue,” “target,” or “believe” or the negatives thereof or other variations thereon or comparable terminology. Due to various risks and uncertainties, actual events or results or the actual performance of the Company may differ materially from those reflected or contemplated in such forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation, the risks, uncertainties and other factors we identify in the section entitled Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended December 31, 2025 and in our filings with the Securities and Exchange Commission (the “SEC”).

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions may be based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this Quarterly Report because we are an investment company.

ii

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of	As of
	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliate investments (amortized cost of $1,925,871 and $1,891,513, respectively)	$1,916,461	$1,905,297
Non-controlled/affiliate investments (amortized cost of $7,504 and $7,504, respectively)	19,164	18,674
Controlled affiliate investments (amortized cost of $549,483 and $603,650, respectively)	535,173	584,470
Cash and cash equivalents	12,973	23,092
Foreign cash (cost of $3,026 and $2,477, respectively)	3,622	3,151
Restricted cash and cash equivalents	17,593	32,667
Collateral on derivatives	9,813	10,993
Deferred financing costs	3,285	3,543
Interest receivable on investments	35,091	38,023
Interest rate swap	4,979	7,976
Receivable for sales and paydowns of investments	38,101	28,856
Prepaid insurance	277	489
Unrealized appreciation on forward currency exchange contracts	224	—
Dividend receivable	4,920	5,354
Total Assets	$2,601,676	$2,662,585

Liabilities
Debt (net of unamortized debt issuance costs of $17,144 and $10,110, respectively)	$1,454,657	$1,470,796
Interest payable	10,910	12,376
Payable for investments purchased	3,527	2,110
Collateral payable on derivatives	4,760	12,907
Unrealized depreciation on forward currency exchange contracts	2,739	9,061
Base management fee payable	9,085	9,408
Incentive fee payable	5,618	5,877
Accounts payable and accrued expenses	16,825	12,910
Distributions payable	—	9,730
Total Liabilities	1,508,121	1,545,175

Commitments and Contingencies (See Note 10)

Net Assets
Common stock, par value $0.001 per share, 100,000,000,000 and 100,000,000,000 shares authorized, 64,868,507 and 64,868,507 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	65	65
Paid in capital in excess of par value	1,161,110	1,161,110
Total distributable loss	(67,620)	(43,765)
Total Net Assets	1,093,555	1,117,410
Total Liabilities and Total Net Assets	$2,601,676	$2,662,585

Net asset value per share	$16.86	$17.23

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Income
Investment income from non-controlled/non-affiliate investments:
Interest from investments	$39,333	$41,672
Dividend income	619	1,725
PIK income	8,705	6,606
Other income	1,476	2,833
Total investment income from non-controlled/non-affiliate investments	50,133	52,836

Investment income from non-controlled/affiliate investments:
Interest from investments	2	8
PIK income	—	17
Other income	21	42
Total investment income from non-controlled/affiliate investments	23	67

Investment income from controlled affiliate investments:
Interest from investments	10,033	9,148
Dividend income	5,983	4,786
PIK income	2	2
Total investment income from controlled affiliate investments	16,018	13,936
Total investment income	66,174	66,839

Expenses
Interest and debt financing expenses	20,252	18,904
Base management fee	9,085	9,068
Incentive fee	5,618	2,222
Professional fees	700	714
Directors fees	180	174
Other general and administrative expenses	2,069	2,571
Total expenses, net of fee waivers	37,904	33,653
Net investment income before taxes	28,270	33,186
Income tax expense, including excise tax	906	1,076
Net investment income	27,364	32,110

Net realized and unrealized gains (losses)
Net realized gain (loss) on non-controlled/non-affiliate investments	3,820	(20,986)
Net realized loss on non-controlled/affiliate investments	—	(2,967)
Net realized loss on controlled affiliate investments	(13,448)	—
Net realized gain (loss) on foreign currency transactions	66	(249)
Net realized loss on forward currency exchange contracts	(2,989)	(2,405)
Net change in unrealized appreciation on foreign currency translation	(135)	435
Net change in unrealized appreciation on forward currency exchange contracts	6,546	(2,073)
Net change in unrealized appreciation on non-controlled/non-affiliate investments	(23,194)	23,993
Net change in unrealized appreciation on non-controlled/affiliate investments	490	(1,866)
Net change in unrealized appreciation on controlled affiliate investments	4,870	2,555
Total net loss	(23,974)	(3,563)

Net increase in net assets resulting from operations	$3,390	$28,547

Basic and diluted net investment income per share of common stock	$0.42	$0.50
Basic and diluted increase in net assets resulting from operations per share of common stock	$0.05	$0.44
Basic and diluted weighted average common stock outstanding	64,868,507	64,676,192

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Operations:
Net investment income	$27,364	$32,110
Net realized loss	(12,551)	(26,607)
Net change in unrealized appreciation	(11,423)	23,044
Net increase in net assets resulting from operations	3,390	28,547
Stockholder distributions:
Distributions from distributable earnings	(27,245)	(29,191)
Net decrease in net assets resulting from stockholder distributions	(27,245)	(29,191)
Capital share transactions:
Issuances of common stock (net of offering and underwriting costs)	—	4,552
Shares issued in connection with dividend reinvestment plan	—	924
Net increase in net assets resulting from capital share transactions	—	5,476

Total increase (decrease) in net assets	(23,855)	4,832
Net assets at beginning of period	1,117,410	1,139,672
Net assets at end of period	$1,093,555	$1,144,504

Net asset value per share of common stock	$16.86	$17.64
Common stock outstanding at end of period	64,868,507	64,868,507

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net increase in net assets resulting from operations	$3,390	$28,547
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Purchases of investments	(234,383)	(299,374)
Proceeds from principal payments and sales of investments	245,867	251,317
Net realized loss from investments	9,628	23,953
Net realized (gain) loss on foreign currency transactions	(66)	249
Net change in unrealized appreciation on forward currency exchange contracts	(6,546)	2,073
Net change in unrealized appreciation on investments	17,834	(24,682)
Net change in unrealized appreciation on foreign currency translation	135	(435)
Increase in investments due to PIK	(7,385)	(5,415)
Accretion of discounts and amortization of premiums	(1,746)	(1,554)
Amortization of deferred financing costs and debt issuance costs	1,538	1,149
Changes in operating assets and liabilities:
Collateral on derivatives	1,180	6,855
Interest receivable on investments	2,932	8,103
Interest rate swap	(108)	(78)
Prepaid insurance	212	197
Dividend receivable	434	(338)
Interest payable	(1,466)	(2,250)
Collateral payable on derivatives	(8,147)	6,000
Base management fee payable	(323)	(92)
Incentive fee payable	(259)	(2,474)
Accounts payable and accrued expenses	3,915	980
Net cash provided by (used in) operating activities	26,636	(7,269)

Cash flows from financing activities
Borrowings on debt	643,000	459,000
Repayments on debt	(649,000)	(395,699)
Payments of financing costs	(8,314)	(8,551)
Proceeds from issuances of common stock (net of offering and underwriting costs)	—	4,552
Purchase of common shares issued in connection with dividend reinvestment plan	—	924
Stockholder distributions paid	(36,975)	(58,244)
Net cash provided by (used in) financing activities	(51,289)	1,982
Net decrease in cash, foreign cash, restricted cash and cash equivalents	(24,653)	(5,287)
Effect of foreign currency exchange rates	(69)	186
Cash, foreign cash, restricted cash and cash equivalents, beginning of period	58,910	99,066
Cash, foreign cash, restricted cash and cash equivalents, end of period	$34,188	$93,965

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$20,180	$20,005
Cash paid for excise taxes during the period	$—	$3,337

	As of March 31,
	2026	2025
Cash	$12,973	$10,168
Restricted cash	17,593	55,609
Foreign cash	3,622	28,188
Total cash, foreign cash, restricted cash, and cash equivalents shown in the consolidated statements of cash flows	$34,188	$93,965

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments

As of March 31, 2026

(In thousands)

(Unaudited)

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Aerospace & Defense
ATS (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	9.42%	7/12/2029	$4,925	4,882	4,925
ATS (3)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/12/2029	$—	—	—
Bridger Aerospace Group Holdings, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.00%	9.70%	10/28/2030	$286	273	258
Bridger Aerospace Group Holdings, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.00%	9.68%	10/28/2030	$235	227	226
Bridger Aerospace Group Holdings, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	6.00%	9.67%	10/28/2030	$5,086	5,039	5,036
BTX Precision (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	8.67%	7/25/2030	$7,588	7,537	7,588
BTX Precision (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	8.68%	7/25/2030	$1,263	1,237	1,263
BTX Precision (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	8.67%	7/25/2030	$5,930	5,886	5,930
BTX Precision (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	8.68%	7/25/2030	$5,913	5,862	5,913
BTX Precision (15)(19)(29)	First Lien Senior Secured Loan	SOFR	4.75%	8.42%	7/25/2030	$1,435	1,426	1,435
BTX Precision (14)(19)(25)	Equity Interest	—	—	—	—	—	98	225
Forward Slope (15)(19)	First Lien Senior Secured Loan	SOFR	5.60%	9.30%	8/22/2029	$6,061	5,962	6,061
Forward Slope (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.60%	9.30%	8/22/2029	$13,215	13,000	13,215
Forward Slope (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.60%	9.28%	8/22/2029	$4,527	4,401	4,527
Forward Slope (15)(19)	First Lien Senior Secured Loan	SOFR	5.60%	9.30%	8/22/2029	$5,547	5,493	5,547
Forward Slope (14)(19)(25)	Equity Interest	—	—	—	—	930	930	1,568
GSP Holdings, LLC (15)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	2.95% (2.95% PIK)	9.57%	11/5/2027	$4,751	4,769	4,514
GSP Holdings, LLC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	2.95% (2.95% PIK)	9.60%	11/5/2027	$1,164	1,157	1,106
GSP Holdings, LLC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	2.95% (2.95% PIK)	9.60%	11/6/2026	$10,013	10,106	9,513
GSP Holdings, LLC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	2.95% (2.95% PIK)	9.57%	11/6/2026	$77	77	77
Heads Up Technologies, Inc. (16)(19)	First Lien Senior Secured Loan	SOFR	5.25%	8.95%	7/23/2030	$203	202	203
Heads Up Technologies, Inc. (16)(19)	Second Lien Senior Secured Loan	SOFR	8.25%	11.95%	7/23/2031	$9,720	9,676	9,720
Heads Up Technologies, Inc. (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/23/2030	$—	(8)	—
Mach Acquisition R/C (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.15%	10.82%	4/19/2027	$7,532	7,510	7,532
Mach Acquisition T/L (15)(19)(29)	First Lien Senior Secured Loan	SOFR	7.15%	10.82%	4/19/2027	$13,236	13,206	13,236
Precision Ultimate Holdings, LLC (14)(19)(25)	Equity Interest	—	—	—	—	1,417	1,417	480
Precision Ultimate Holdings, LLC (14)(19)(25)	Equity Interest	—	—	—	—	620	781	1,253
Robinson Helicopter (14)(19)(25)	Equity Interest	—	—	—	—	1,592	507	2,551
Saturn Purchaser Corp. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	4.85%	8.52%	7/22/2030	$13,281	13,205	13,281
Saturn Purchaser Corp. (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/22/2030	$—	(51)	—
Solairus (3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	7/22/2030	$—	(14)	—
Whitcraft-Paradigm (3)(15)(19)(23)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	8.70%	2/28/2029	$424	414	424
Whitcraft-Paradigm (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	8.70%	2/15/2029	$10,132	10,080	10,132
Whitcraft-Paradigm (3)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/15/2029	$—	—	—

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Aerospace & Defense
Whitcraft-Paradigm (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	8.70%	2/15/2029		$2,291	2,291	2,291
Whitcraft-Paradigm (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	8.70%	2/15/2029		$2,654	2,634	2,654
Aerospace & Defense Total								$140,212	$142,684	13.0%

Automotive
American Trailer Rental Group (19)(26)	Subordinated Debt	—	14.25% PIK	14.25%	12/1/2028		$6,066	6,043	5,156
American Trailer Rental Group (19)(26)	Subordinated Debt	—	14.25% PIK	14.25%	12/1/2028		$18,716	18,607	15,908
American Trailer Rental Group (19)(26)	Subordinated Debt	—	14.25% PIK	14.25%	12/1/2028		$23,372	23,340	19,866
Cardo (6)(18)(19)	First Lien Senior Secured Loan	SOFR	5.25%	8.98%	5/12/2028		$98	97	98
Chilton (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	9.16%	2/5/2031		$6,435	6,398	6,371
Chilton (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/5/2031		$—	(20)	(101)
Chilton (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.50%	9.14%	2/5/2031		$1,835	1,812	1,797
Gills Point S (14)(19)(25)	Preferred Equity	—	—	—	—		—	20	39
Gills Point S (15)(19)(26)	First Lien Senior Secured Loan	SOFR	4.00% (1.50% PIK)	9.16%	5/17/2029		$12,388	12,388	12,079
Gills Point S (15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.00% (1.50% PIK)	9.16%	5/17/2029		$1,235	1,223	1,204
Gills Point S (15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.00% (1.50% PIK)	9.16%	5/17/2029		$7,296	7,296	7,114
Gills Point S (15)(19)(26)	First Lien Senior Secured Loan	SOFR	4.00% (1.50% PIK)	9.16%	5/17/2029		$3,670	3,651	3,578
Gills Point S (14)(19)(25)	Equity Interest	—	—	—	—		2	215	82
Gills Point S (15)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	4.00% (1.50% PIK)	9.16%	5/17/2029		$4,834	4,812	4,713
Gills Point S (15)(19)(26)	First Lien Senior Secured Loan	SOFR	4.00% (1.50% PIK)	9.16%	5/17/2029		$3,994	3,968	3,895
Intoxalock (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.10%	8.77%	11/1/2028		$11,852	11,795	11,852
Intoxalock (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.15%	8.86%	11/1/2028		$1,029	1,014	1,029
Automotive Total								$102,659	$94,680	8.7%

Beverage, Food & Tobacco
AgroFresh Solutions (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.60%	9.27%	4/2/2029		$1,866	1,814	1,816
AgroFresh Solutions (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.60%	9.27%	3/31/2030		$6,841	6,751	6,772
AgroFresh Solutions (15)(19)	First Lien Senior Secured Loan	SOFR	5.60%	9.27%	3/31/2030		$6,074	5,957	6,013
Arctic Glacier U.S.A., Inc. (3)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	5/24/2028		$—	12	12
BCC CPK investments 1, LLC (14)(19)(25)	Equity Interest	—	—	—	—		370	370	370
BCC Trillium Foods Investments 1, LLC (14)(19)(25)	Equity Interest	—	—	—	—		3	2,531	3,548
BCSF Project Aberdeen, LLC (14)(19)(25)	Equity Interest	—	—	—	—		2,217	2,217	2,180
CPK IPCO Buyer LLC (19)	Subordinated Debt	—	12.00%	12.00%	12/22/2031		$610	601	601
Hellers (6)(19)(26)	Subordinated Debt	—	15.00% PIK	15.00%	3/27/2031	NZ$	549	336	310
Hellers (2)(3)(5)(6)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	9/27/2030	NZ$	—	(12)	(2)
Hellers (6)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	BBSY	4.00% (1.50% PIK)	9.86%	9/27/2030	AUD	51	35	34
Hellers (6)(15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	BKBM	4.00% (1.50% PIK)	8.09%	9/27/2030	NZ$	47	28	26
INW Manufacturing, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	9.42%	1/23/2031		$27,097	26,841	26,826
PPX (14)(19)(25)	Preferred Equity	—	—	—	—		33	—	—
PPX (14)(19)(25)	Preferred Equity	—	—	—	—		33	5,000	3,250

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Beverage, Food & Tobacco
SauceCo HoldCo, LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.75%	9.42%	5/13/2030	$5,036	5,002	5,036
SauceCo HoldCo, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	9.45%	5/13/2030	$71,180	69,097	71,180
Spindrift (19)(26)	Subordinated Debt	—	13.75% PIK	13.75%	2/19/2033	$1,627	1,589	1,627
Spindrift (14)(19)(25)	Equity Interest	—	—	—	—	1	500	547
Beverage, Food & Tobacco Total							128,669	130,146	11.9%

Capital Equipment
AeriTek Global CAD Acquisition Inc. (6)(15)(19)	First Lien Senior Secured Loan	SOFR	6.50%	10.17%	8/27/2030	$473	467	466
AeriTek Global CAD Acquisition Inc. (3)(6)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.50%	10.17%	8/27/2030	$10	9	9
AXH Air Coolers (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	9.20%	10/31/2029	$7,400	7,352	7,400
AXH Air Coolers (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/31/2029	$—	(33)	—
AXH Air Coolers (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	9.20%	10/31/2029	$3,291	3,272	3,291
AXH Air Coolers (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.20%	10/31/2029	$4,864	4,840	4,864
AXH Air Coolers (14)(19)(25)	Preferred Equity	—	—	—	—	3,417	1,104	12,014
East BCC Coinvest II, LLC (14)(19)(25)	Equity Interest	—	—	—	—	1,419	1,229	—
Engineered Products Co., LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	4.75%	8.38%	8/12/2031	$154	148	154
Ergotron Acquisition LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	7/6/2028	$10,841	10,744	10,841
EXT Acquisitions, Inc. (2)(3)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/19/2031	$—	—	(4)
EXT Acquisitions, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	P	4.25%	11.00%	12/19/2031	$185	183	183
FCG Acquisitions, Inc. (14)(19)(25)	Preferred Equity	—	—	—	—	4	—	—
Goodfellow (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.25%	7.38%	2/10/2032	€50	51	57
Goodfellow (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.25%	7.38%	2/10/2032	€50	51	57
Goodfellow (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	5.25%	8.98%	2/10/2032	£50	64	65
Goodfellow (6)(15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	8.95%	2/10/2032	$50	50	50
PPT Group (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.50%	9.24%	2/28/2031	£6,120	7,648	7,972
PPT Group (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	5.50%	9.24%	2/28/2031	£220	287	232
PPT Group (3)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	SONIA	5.50%	9.24%	2/28/2031	£220	275	262
PPT Group (6)(14)(19)(25)	Equity Interest	—	—	—	—	376	376	312
Capital Equipment Total							$38,117	$48,225	4.4%

Chemicals, Plastics & Rubber
AP Plastics Group, LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	4.85%	8.52%	8/10/2030	$13,548	13,369	13,548
AP Plastics Group, LLC (16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.85%	8.52%	8/10/2030	$175	175	175
AP Plastics Group, LLC (3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	8/10/2030	$—	(3)	—
Duraco (19)(29)(32)	First Lien Senior Secured Loan	SOFR	6.50%	10.16%	6/6/2029	$7,305	7,223	6,940
Duraco (3)(19)(32)	First Lien Senior Secured Loan - Revolver	SOFR	6.50%	10.21%	6/6/2029	$796	774	697
Plaskolite PPC Intermediate II LLC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	4.00% (4.00% PIK)	11.64%	5/9/2030	$7,257	7,134	7,112

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Chemicals, Plastics & Rubber
Plaskolite PPC Intermediate II LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.00%	10.64%	2/7/2030	$163	152	149
V Global Holdings LLC (16)(19)(26)	First Lien Senior Secured Loan	SOFR	2.20% (3.70% PIK)	9.55%	12/22/2027	$15,706	15,419	14,842
V Global Holdings LLC (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.85%	9.53%	12/22/2027	$3,552	3,552	3,018
V Global Holdings LLC (16)(19)(26)	First Lien Senior Secured Loan	EURIBOR	2.05% (3.70% PIK)	7.73%	12/22/2027	€96	101	104
Chemicals, Plastics & Rubber Total							$47,896	$46,585	4.3%

Construction & Building
AGS American Glass Services Acquisition, LLC (15)(19)	First Lien Senior Secured Loan	SOFR	5.50%	9.17%	7/24/2031	$159	158	158
AGS American Glass Services Acquisition, LLC (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	7/24/2031	$—	(1)	(5)
AGS American Glass Services Acquisition, LLC (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/24/2031	$—	(2)	(2)
AGS American Services Investments, L.P. (14)(19)(25)	Equity Interest	—	—	—	—	3	338	333
BCSF ServiceMaster Investments, LLC (14)(19)(25)	Preferred Equity	—	—	—	—	—	28	—
Chase Industries, Inc. (15)(19)(26)	First Lien Senior Secured Loan	SOFR	5.65% (1.50% PIK)	10.82%	11/11/2027	$27,464	27,143	27,189
Chase Industries, Inc. (15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.65% (1.50% PIK)	10.82%	11/11/2027	$2,691	2,654	2,665
Chase Industries, Inc. (3)(15)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	5.65% (1.50% PIK)	10.85%	11/11/2027	$630	628	612
Elk (14)(19)(25)	Equity Interest	—	—	—	—	1	7	719
Elk (14)(19)(25)	Preferred Equity	—	—	—	—	72	722	1,198
G702 Buyer, Inc. (16)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.45%	7/2/2031	$158	156	158
G702 Buyer, Inc. (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/2/2031	$—	(10)	(4)
Service Master (18)(19)(26)	First Lien Senior Secured Loan	SOFR	6.01% (1.00% PIK)	10.66%	8/16/2027	$929	924	929
Service Master (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.01%	10.71%	8/16/2027	$15,622	15,620	15,622
Service Master (15)(19)(26)	First Lien Senior Secured Loan	SOFR	5.86% (1.00% PIK)	10.54%	8/16/2027	$1,585	1,579	1,585
Service Master (15)(19)(26)	First Lien Senior Secured Loan	SOFR	5.86% (1.00% PIK)	10.54%	8/16/2027	$7,668	7,634	7,668
Service Master (15)(19)(26)	First Lien Senior Secured Loan	SOFR	6.01% (1.00% PIK)	10.65%	12/31/2029	$3,918	3,918	3,918
Service Master (15)(19)(26)	First Lien Senior Secured Loan	SOFR	6.01% (1.00% PIK)	10.65%	12/31/2029	$130	130	130
Service Master (18)(19)(26)	First Lien Senior Secured Loan	SOFR	5.86% (1.00% PIK)	10.53%	8/16/2027	$3,173	3,173	3,173
Service Master (14)(19)(25)	Preferred Equity	—	—	—	—	—	169	—
Service Master (14)(19)(25)	Equity Interest	—	—	—	—	—	—	—
TL Sapphire Parent, Inc. (3)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	8.67%	1/22/2033	$663	660	660
TL Sapphire Parent, Inc. (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	8.67%	1/22/2033	$154	146	146
TL Sapphire Parent, Inc. (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	8.67%	1/22/2033	$5,000	4,978	4,975
Zeus Fire & Security (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	8.67%	12/11/2030	$8,740	8,740	8,740
Zeus Fire & Security (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	8.65%	12/11/2030	$4,828	4,799	4,828
Zeus Fire & Security (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	8.68%	12/11/2030	$1,053	1,038	1,053
Construction & Building Total							$85,329	$86,448	7.9%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Consumer Goods: Durable
New Milani Group LLC (15)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.45%	6/26/2031	$832	825	832
New Milani Group LLC (3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	6/26/2031	$—	(2)	—
New Milani Group LLC (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	6/26/2031	$—	(11)	—
Stanton Carpet (15)(19)	Second Lien Senior Secured Loan	SOFR	9.15%	12.80%	3/31/2028	$11,434	11,330	11,434
Tangent Technologies Acquisition, LLC (15)(19)	Second Lien Senior Secured Loan	SOFR	8.90%	12.56%	5/30/2028	$8,915	8,840	8,915
TLC Holdco LP (14)(19)(25)	Equity Interest	—	—	—	—	1,281	1,221	523
TLC Purchaser, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.76%	9.41%	10/11/2027	$3,808	3,816	3,475
TLC Purchaser, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.76%	9.44%	10/11/2027	$13,008	12,925	12,552
TLC Purchaser, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	5.76%	9.46%	10/11/2027	$1,948	1,936	1,880
Consumer Goods: Durable Total							$40,880	$39,611	3.6%

Consumer Goods: Non-Durable
Evriholder (19)(29)(32)	First Lien Senior Secured Loan	SOFR	6.90%	10.60%	1/24/2028	$5,819	5,792	5,761
Fineline Technologies, Inc. (14)(19)(25)	Equity Interest	—	—	—	—	939	939	1,288
Hempz (15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	8.95%	10/25/2029	$220	218	217
Hempz (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/25/2029	$—	(11)	(27)
RoC Skincare (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.25%	8.91%	2/21/2031	$9,800	9,694	9,800
RoC Skincare (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	2/21/2030	$—	(20)	—
Solaray, LLC (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.60%	9.27%	3/27/2029	$12,052	12,033	12,052
Solaray, LLC (15)(19)	First Lien Senior Secured Loan	SOFR	6.85%	10.52%	3/27/2029	$28,283	28,283	25,737
Solaray, LLC (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.85%	10.52%	3/27/2029	$13,026	13,011	11,853
SRP Parent Inc. (14)(19)(25)	Preferred Equity	—	—	—	—	—	—	—
SRP Parent Inc. (14)(19)(25)	Preferred Equity	—	—	—	—	—	—	—
SRP Parent Inc. (14)(19)(25)	Preferred Equity	—	—	—	—	—	—	—
Summer Fridays, LLC (15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	8.95%	5/16/2031	$482	475	477
Summer Fridays, LLC (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	5/16/2031	$—	(11)	(9)
WU Holdco, Inc. (3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	4/15/2032	$—	(12)	—
WU Holdco, Inc. (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	4.75%	8.45%	4/15/2032	$757	741	757
Consumer Goods: Non-Durable Total							$71,132	$67,906	6.2%

Containers, Packaging & Glass
ASP-r-pac Acquisition Co LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	6.26%	9.93%	12/29/2027	$5,710	5,642	5,710
ASP-r-pac Acquisition Co LLC (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.11%	9.78%	12/29/2027	$3,273	3,247	3,273
Precision Concepts Parent Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	4.75%	8.42%	8/2/2032	$82	79	78
Precision Concepts Parent Inc. (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	8.42%	8/2/2032	$715	712	708
Containers, Packaging & Glass Total							$9,680	$9,769	0.9%

Environmental Industries
BCC HGS Investments 1, LLC (14)(19)(25)	Equity Interest	—	—	—	—	8	1,241	1,241
FC DOLMANS B.V. (2)(3)(5)(6)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/4/2033	€—	(6)	(6)
FC DOLMANS B.V. (6)(15)(19)	First Lien Senior Secured Loan	EURIBOR	5.25%	7.38%	3/4/2033	€2,437	2,807	2,780
Humic Acquisition Holdings, LLC (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.75%	9.42%	10/21/2031	$7,278	7,273	7,242
Humic Acquisition Holdings, LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.75%	9.42%	10/21/2031	$2,703	2,684	2,683
Humic Acquisition Holdings, LLC (15)(19)	First Lien Senior Secured Loan	SOFR	5.75%	9.42%	10/21/2031	$14,482	14,421	14,410
Meteor UK Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.00%	8.73%	5/14/2032	£8,104	10,796	10,689

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Environmental Industries
Meteor UK Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	5.00%	8.73%	5/14/2032		£4,858	6,460	6,408
Meteor UK Bidco Limited (3)(6)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	11/14/2031		£—	—	—
Reconomy (6)(18)(19)	First Lien Senior Secured Loan	SONIA	6.50%	10.23%	7/12/2029		£68	83	89
Reconomy (3)(6)(18)(19)(34)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.50%	10.20%	7/12/2029		£5,018	6,602	6,624
Reconomy (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	8.38%	7/12/2029		€27	28	31
Titan Cloud Software, Inc (18)(19)	First Lien Senior Secured Loan	SOFR	5.85%	9.52%	9/7/2029		$27,580	27,461	27,580
Titan Cloud Software, Inc (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.85%	9.53%	9/7/2029		$12,264	12,217	12,264
Titan Cloud Software, Inc (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.85%	9.52%	9/7/2028		$3,424	3,401	3,424
Titan Cloud Software, Inc (14)(19)(25)	Equity Interest	—	—	—	—		3,532	3,532	3,549
Environmental Industries Total								$99,000	$99,008	9.1%

FIRE: Finance
Allworth Financial Group, L.P. (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	8.42%	12/23/2027		$845	841	845
Allworth Financial Group, L.P. (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/23/2027		$—	(3)	(3)
Allworth Financial Group, L.P. (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	8.42%	12/23/2027		$5,787	5,764	5,787
Allworth Financial Group, L.P. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	4.75%	8.42%	12/23/2027		$1,455	1,449	1,455
Avalon Bidco Limited (6)(15)(19)	First Lien Senior Secured Loan	SONIA	6.25%	9.99%	4/16/2032		£50	65	65
Avalon Bidco Limited (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.25%	9.99%	4/16/2032		£4,127	5,432	5,376
Choreo (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	8.70%	2/18/2028		$2,908	2,908	2,908
Congress Wealth (14)(19)(25)	Equity Interest	—	—	—	—		16	—	19
Daintree Bidco Pty Ltd ACN 686 668 619 (6)(18)(19)	First Lien Senior Secured Loan	BBSY	5.00%	9.04%	11/25/2032	AUD	1,113	709	751
Endurance Holdco Limited (6)(19)(25)(26)	Preferred Equity	—	12.50% PIK	12.50%	—		3,144	4,066	4,063
Insigneo Financial Group LLC (19)(26)	First Lien Senior Secured Loan	—	10.00% PIK	10.00%	8/1/2027		$1,968	1,981	1,968
Insigneo Financial Group LLC (15)(19)	First Lien Senior Secured Loan	SOFR	6.60%	10.30%	8/1/2028		$267	263	267
Insigneo Financial Group LLC (14)(19)(25)	Equity Interest	—	—	—	—		534	535	3,447
LEP SAL Co-Invest, L.P. (6)(14)(19)(25)	Equity Interest	—	—	—	—		1,000	1,317	1,319
Monarch Finco, LLC (3)(17)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.25%	7.92%	10/29/2032		$18	18	17
Monarch Finco, LLC (3)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/29/2032		$—	—	—
Monarch Finco, LLC (17)(19)	First Lien Senior Secured Loan	SOFR	4.25%	7.92%	10/29/2032		$156	156	154
Parmenion (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.50%	9.31%	5/23/2029		£295	370	389
PMA (16)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.45%	1/31/2031		$58	57	57
PMA (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	1/31/2031		$—	(15)	—
Sikich (14)(19)(25)	Warrants	—	—	—	—		5	—	570
Sikich (14)(19)(25)	Warrants	—	—	—	—		2	—	163
Sikich (19)(25)(26)	Preferred Equity	—	13.00% PIK	13.00%	—		38	3,765	3,765
TA/Weg Holdings (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.25%	7.94%	10/2/2028		$2,295	2,292	2,292
TA/Weg Holdings (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.25%	7.94%	10/2/2028		$9,089	9,089	9,089
Wealth Enhancement Group (WEG) (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/2/2028		$—	(9)	—
Wealth Enhancement Group (WEG) (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.25%	7.94%	10/4/2028		$9,453	9,429	9,453
FIRE: Finance Total								$50,479	$54,216	5.0%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
FIRE: Insurance
Comet BidCo Limited (3)(6)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	1/30/2032	$—	—	—
Comet BidCo Limited (2)(3)(5)(6)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	1/30/2032	$—	(2)	(2)
Comet BidCo Limited (6)(15)(19)	First Lien Senior Secured Loan	SOFR	5.00%	8.67%	1/30/2032	$757	754	753
McLarens Acquisition Inc. (16)(19)	First Lien Senior Secured Loan	SOFR	4.90%	8.56%	12/19/2027	$900	893	900
McLarens Acquisition Inc. (16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.90%	8.56%	12/19/2027	$412	409	412
McLarens Acquisition Inc. (16)(19)	First Lien Senior Secured Loan	SOFR	4.90%	8.56%	12/19/2027	$95	94	95
McLarens Acquisition Inc. (16)(19)	First Lien Senior Secured Loan	SOFR	4.90%	8.56%	12/19/2027	$248	246	248
McLarens Acquisition Inc. (16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.90%	8.56%	12/19/2027	$262	260	262
McLarens Acquisition Inc. (16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.90%	8.56%	12/19/2027	$6,971	6,972	6,971
McLarens Acquisition Inc. (16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.90%	8.56%	12/19/2027	$7	7	7
McLarens Acquisition Inc. (3)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.90%	8.59%	12/19/2027	$3,892	3,879	3,892
McLarens Acquisition Inc. (3)(6)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	4.87%	8.61%	12/19/2027	£948	1,248	1,251
McLarens Acquisition Inc. (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/19/2027	$—	(1)	(1)
McLarens Acquisition Inc. (3)(5)(6)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/20/2027	£—	(2)	—
McLarens Acquisition Inc. (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/19/2027	$—	(6)	(6)
MRHT (2)(3)(5)(6)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	11/10/2031	€—	(13)	(16)
MRHT (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.00%	7.15%	5/17/2032	€2,558	2,981	2,894
Simplicity (16)(19)(29)	First Lien Senior Secured Loan	SOFR	4.75%	8.45%	12/31/2031	$10,148	10,063	10,148
Simplicity (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/31/2031	$—	(36)	—
Simplicity (3)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	8.45%	12/31/2031	$7,296	7,260	7,296
FIRE: Insurance Total							$35,006	$35,104	3.2%

FIRE: Real Estate
Lagerbox (6)(15)(19)	First Lien Senior Secured Loan	EURIBOR	3.50%	5.51%	12/20/2028	€750	779	864
FIRE: Real Estate Total							$779	$864	0.1%

Healthcare & Pharmaceuticals
Accident Care Alliance Holdco LLC (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	8.67%	8/20/2030	$607	605	607
Accident Care Alliance Holdco LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	8.68%	8/20/2030	$569	559	569
AEG Vision (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.90%	9.60%	3/27/2027	$2,033	2,021	2,033
AEG Vision (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.90%	9.57%	3/27/2027	$16,146	16,110	16,146
AEG Vision (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.90%	9.60%	3/27/2027	$17,609	17,570	17,609
AEG Vision (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.90%	9.60%	3/27/2027	$41,580	41,310	41,580
Alldent Holding GmbH (2)(3)(6)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	11/15/2032	€—	—	(5)
Alldent Holding GmbH (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	7.62%	11/15/2032	€1,600	1,837	1,825
AOM Infusion (3)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	8.69%	3/19/2032	$341	336	341
AOM Infusion (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	3/19/2032	$—	(3)	—
Apollo Intelligence (16)(19)	First Lien Senior Secured Loan	SOFR	5.75%	9.43%	5/31/2028	$14,885	15,360	14,736
Apollo Intelligence (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.75%	9.43%	5/31/2028	$6,785	6,759	6,685
Apollo Intelligence (14)(19)(25)	Equity Interest	—	—	—	—	34	3,378	2,651
Athena Parent Holdings, L.P. (14)(19)(25)	Preferred Equity	—	—	—	—	4	403	409
Beacon Specialized Living (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	9.20%	3/25/2028	$4,913	4,876	4,913

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Healthcare & Pharmaceuticals
Beacon Specialized Living (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.20%	3/25/2028		$4,822	4,732	4,822
Beacon Specialized Living (3)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	3/25/2028		$—	—	—
Caregiver (19)(26)	Subordinated Debt	—	16.50% PIK	16.50%	1/1/2030		$10,252	10,166	10,124
CB Titan Holdings, Inc. (14)(19)(25)	Preferred Equity	—	—	—	—		1,953	1,953	—
CRH Healthcare Purchaser, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.25%	8.95%	9/17/2031		$7,318	7,286	7,318
CRH Healthcare Purchaser, Inc. (3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	9/17/2031		$—	(4)	—
CRH Healthcare Purchaser, Inc. (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	9/17/2031		$—	(4)	—
EHE Health (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	9.20%	8/7/2030		$10,733	10,651	10,625
EHE Health (2)(3)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	8/7/2030		$—	—	(34)
EHE Health (14)(19)(25)	Equity Interest	—	—	—	—		2,178	2,178	1,958
Great Expressions Dental Center PC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	1.15% (3.00% PIK)	7.82%	9/30/2026		$9,997	10,019	8,897
HealthDrive (3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	8/20/2029		$—	(13)	—
HealthDrive (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	8.67%	8/20/2029		$643	643	643
HealthDrive (14)(19)(25)	Preferred Equity	—	—	—	—		18	1,822	2,401
Lightspeed Buyer, Inc. (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/6/2032		$—	(21)	(22)
Lightspeed Buyer, Inc. (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	2/6/2032		$—	(14)	(15)
Lightspeed Buyer, Inc. (16)(19)(29)	First Lien Senior Secured Loan	SOFR	4.75%	8.45%	2/6/2032		$16,815	16,695	16,689
Mertus 522. GmbH (6)(18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	4.00% (3.00% PIK)	9.12%	5/28/2028		€232	260	257
Mertus 522. GmbH (6)(18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	4.00% (3.00% PIK)	9.50%	5/28/2028		€137	151	151
Nafinco (6)(15)(19)	First Lien Senior Secured Loan	EURIBOR	5.25%	7.37%	8/29/2031		€52	56	59
Nafinco (3)(6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.25%	7.37%	8/29/2031		€1,465	1,514	1,664
Nafinco (3)(6)(15)(19)	First Lien Senior Secured Loan - Revolver	EURIBOR	5.25%	7.37%	5/30/2031		€107	109	118
Odyssey Behavioral Health (15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	8.91%	5/21/2031		$1,603	1,587	1,603
Odyssey Behavioral Health (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	11/21/2030		$—	(70)	—
Odyssey Behavioral Health (14)(19)(25)	Equity Interest	—	—	—	—		22	2,234	2,412
Pharmacy Partners (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	2/28/2029		$—	(40)	—
Premier Imaging, LLC (15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.19% (2.07% PIK)	9.96%	10/31/2027		$2,071	2,058	1,698
Premier Imaging, LLC (15)(19)(26)(29)	First Lien Senior Secured Loan	SOFR	4.19% (2.07% PIK)	9.96%	10/31/2027		$7,715	7,670	6,326
Psychiatric Medical Care LLC (16)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.41%	7/1/2032		$176	174	174
Psychiatric Medical Care LLC (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/1/2032		$—	(22)	(25)
QPE Alpha 4 Pty Ltd ACN 664 132 530 (2)(3)(5)(6)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/5/2032	AUD	—	(3)	(3)
QPE Alpha 4 Pty Ltd ACN 664 132 530 (6)(18)(19)	First Lien Senior Secured Loan	BBSY	5.00%	9.01%	2/5/2032	AUD	1,612	1,109	1,083
Red Nucleus (3)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	8.66%	10/17/2031		$1,178	1,158	1,178
Red Nucleus (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.25%	9.06%	10/17/2031		$596	570	596
RedMed Operations (Collage Rehabilitation) (15)(19)	First Lien Senior Secured Loan	SOFR	5.00%	8.67%	2/28/2031		$359	357	359
RedMed Operations (Collage Rehabilitation) (3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/28/2031		$—	(5)	—
RedMed Operations (Collage Rehabilitation) (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	8.68%	2/28/2031		$210	201	210
SunMed Group Holdings, LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.60%	9.27%	6/16/2028		$8,408	8,353	8,408
Sunmed Group Holdings, LLC (3)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	6/16/2027		$—	—	—
USME Holdco LLC (19)(26)	Subordinated Debt	—	17.00% PIK	17.00%	5/26/2031		$5,694	5,648	5,648
Vatica Health, Inc. (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/31/2032		$—	(9)	(9)
WSHP Cottonwood Buyer, LLC (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/18/2032		$—	(7)	(20)
WSHP Cottonwood Buyer, LLC (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/18/2032		$—	(14)	(15)
WSHP Cottonwood Buyer, LLC (15)(19)	First Lien Senior Secured Loan	SOFR	5.00%	8.70%	12/18/2032		$5,851	5,824	5,822
Healthcare & Pharmaceuticals Total								$216,073	$211,199	19.3%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
High Tech Industries
Access (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.25%	8.98%	6/28/2029	£80	99	106
Applitools (6)(16)(19)(26)	First Lien Senior Secured Loan	SOFR	6.25% PIK	9.95%	5/25/2029	$31,135	30,889	26,309
Applitools (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	5/25/2028	$—	(12)	(532)
Applitools (6)(14)(19)(25)	Equity Interest	—	—	—	—	20	11	1
Applitools (6)(14)(19)(25)	Equity Interest	—	—	—	—	8,297	4,762	485
Appriss (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/10/2031	$—	(11)	(9)
Appriss (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	8.71%	3/10/2031	$357	335	348
Appriss Holdings, Inc. (14)(19)(25)	Equity Interest	—	—	—	—	2,136	1,606	1,726
Appriss Holdings, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	4.85%	8.52%	5/6/2027	$5,503	5,478	5,503
Appriss Holdings, Inc. (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	5/6/2028	$—	(5)	—
AQ Software Corporation (18)(19)(25)(26)	Preferred Equity	SOFR	10.00% PIK	13.60%	—	2	1,928	1,648
AQ Software Corporation (18)(19)(25)(26)	Preferred Equity	SOFR	10.00% PIK	13.60%	—	3	3,212	2,746
AQ Software Corporation (18)(19)(25)(26)	Preferred Equity	SOFR	10.00% PIK	13.60%	—	1	849	726
AQ Software Corporation (18)(19)(25)(26)	Preferred Equity	SOFR	10.00% PIK	13.60%	—	2	2,224	1,917
Chartbeat (19)(26)	Subordinated Debt	—	16.00% PIK	16.00%	10/4/2030	$7,084	7,005	6,871
Chartbeat (14)(19)(25)	Warrants	—	—	—	—	1	—	35
Chartbeat (19)(26)	Subordinated Debt	—	16.00% PIK	16.00%	10/4/2030	$6,315	6,235	6,125
Cloud Technology Solutions (CTS) (6)(15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SONIA	2.52% (5.48% PIK)	11.79%	10/17/2031	£2,161	2,763	2,851
Cloud Technology Solutions (CTS) (6)(14)(19)(25)	Preferred Equity	—	—	—	—	4,835	5,937	7,095
Eagle Rock Capital Corporation (14)(19)(25)	Preferred Equity	—	—	—	—	2,429	2,429	6,509
Eleven Software (18)(19)	First Lien Senior Secured Loan	SOFR	8.25%	11.95%	4/25/2027	$7,439	7,419	7,439
Eleven Software (18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	8.10%	11.77%	9/25/2026	$1,488	1,486	1,488
Eleven Software (14)(19)(25)	Preferred Equity	—	—	—	—	109	109	255
Eleven Software (14)(19)(25)	Preferred Equity	—	—	—	—	896	896	2,109
G-3 Frax Acquisition LLC (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	1/30/2032	$—	(1)	(1)
G-3 Frax Acquisition LLC (15)(19)	First Lien Senior Secured Loan	SOFR	6.00%	9.67%	1/30/2032	$919	912	911
Govineer Solutions (fka Black Mountain) (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	8.70%	10/7/2030	$4,378	4,353	4,378
Govineer Solutions (fka Black Mountain) (3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	10/7/2030	$—	(15)	—
Govineer Solutions (fka Black Mountain) (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	8.67%	10/7/2030	$788	777	788
Harbor IT, LLC (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/13/2031	$—	(1)	(1)
Harbor IT, LLC (3)(19)(24)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	8.67%	3/13/2031	$40	40	40
Harbor IT, LLC (19)(24)	First Lien Senior Secured Loan	SOFR	5.00%	8.67%	3/13/2031	$536	533	533
HG Insights, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	7.50%	11.17%	6/16/2031	$10,712	10,520	10,444
HG Insights, Inc. (14)(19)(25)	Equity Interest	—	—	—	—	505	777	711
LogRhythm (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/2/2029	$—	(8)	(58)
LogRhythm, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	7.50%	11.17%	7/2/2029	$3,978	3,876	3,699
NearMap (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/9/2028	$—	(46)	(15)
NearMap (15)(19)(29)	First Lien Senior Secured Loan	SOFR	4.75%	8.42%	12/9/2029	$19,266	19,229	19,266
NearMap (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/9/2028	$—	(12)	—
New Gen Holding (6)(18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	3.00% (4.25% PIK)	9.75%	5/28/2031	€3,072	3,447	3,514
PayRange (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/31/2030	$—	(32)	—
PayRange (14)(19)(25)	Equity Interest	—	—	—	—	4,527	4,527	6,806
PlentyMarkets (6)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	2.80% (3.70% PIK)	8.45%	4/2/2032	€1,600	1,858	1,780
Pricelabs Revenue Inc. (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/17/2033	$—	(3)	(2)
Pricelabs Revenue Inc. (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	3/17/2033	$—	(3)	(2)
Pricelabs Revenue Inc. (18)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.44%	3/17/2033	$2,055	2,034	2,039
RetailNext (15)(19)	First Lien Senior Secured Loan	SOFR	7.00%	10.67%	12/5/2030	$17,007	16,872	16,837
RetailNext (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.00%	10.71%	12/5/2030	$2,328	2,304	2,297
Revalize, Inc. (15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	3.40% (1.50% PIK)	8.60%	4/15/2027	$5,285	5,272	4,862
Revalize, Inc. (3)(15)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	4.40% (1.50% PIK)	9.60%	4/15/2027	$470	467	362
Revalize, Inc. (15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	3.40% (1.50% PIK)	8.60%	4/15/2027	$1,982	1,978	1,824

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
High Tech Industries
SAM (19)(26)	First Lien Senior Secured Loan	—	13.50% PIK	13.50%	5/9/2028		$43,969	43,859	43,969
SensorTower (19)(29)(31)	First Lien Senior Secured Loan	SOFR	7.50%	11.18%	3/15/2029		$3,169	3,139	3,169
SensorTower (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	3/15/2029		$—	(9)	—
SensorTower (14)(19)(25)	Equity Interest	—	—	—	—		156	2,400	14,909
Superna Inc. (6)(15)(19)	First Lien Senior Secured Loan	SOFR	6.50%	10.17%	3/6/2028		$31,170	31,150	31,170
Superna Inc. (3)(5)(6)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/6/2028		$—	(9)	—
Superna Inc. (3)(5)(6)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	3/6/2028		$—	(9)	—
Superna Inc. (6)(14)(19)(25)	Equity Interest	—	—	—	—		1,463	1,463	2,745
Utimaco (6)(16)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	7.62%	5/14/2029		€67	72	77
Utimaco (6)(16)(19)	First Lien Senior Secured Loan	SOFR	5.93%	9.65%	5/14/2029		$94	93	94
Utimaco (6)(16)(19)	First Lien Senior Secured Loan	SOFR	5.93%	9.65%	5/14/2029		$192	191	192
Utimaco (6)(14)(19)(25)	Equity Interest	—	—	—	—		2	2,158	2,893
Utimaco (6)(14)(19)(25)	Preferred Equity	—	—	—	—		2	2,158	2,893
Ventiv Holdco, Inc. (14)(19)(25)	Equity Interest	—	—	—	—		529	2,833	909
High Tech Industries Total								$254,788	$265,783	24.3%

Hotel, Gaming & Leisure
Awayday (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	5/6/2032		$—	(11)	—
Awayday (15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	8.95%	5/6/2032		$8,634	8,555	8,634
City BBQ (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.35%	9.03%	9/4/2030		$9,231	9,172	9,139
City BBQ (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.35%	9.02%	9/4/2030		$3,791	3,791	3,658
City BBQ (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	9/4/2030		$—	(31)	(47)
City BBQ (14)(19)(25)	Preferred Equity	—	—	—	—		5	1,271	1,485
Le Berger SA (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	3.75%	5.77%	2/21/2028		€500	522	576
Pyramid Global Hospitality (19)(24)(29)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	1/19/2028		$9,478	9,363	9,478
Pyramid Global Hospitality (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	1/19/2028		$—	(21)	—
Hotel, Gaming & Leisure Total								$32,611	$32,923	3.0%

Media: Advertising, Printing & Publishing
Facts Global Energy (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.20%	12/20/2031		$50	50	49
Facts Global Energy (3)(6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.18%	12/20/2031		$1,577	1,539	1,340
Facts Global Energy (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.20%	12/20/2031		$50	50	49
OGH Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan	SONIA	6.50%	10.23%	6/29/2029		£139	165	172
OGH Bidco Limited (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.25%	9.98%	6/29/2029		£2,217	2,632	2,436
TGI Sport Bidco Pty Ltd (6)(18)(19)	First Lien Senior Secured Loan	BBSY	7.00%	11.11%	4/30/2026	AUD	98	76	67
TGI Sport Bidco Pty Ltd (6)(17)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	7.11%	10.78%	4/30/2026	AUD	106	73	73
TGI Sport Bidco Pty Ltd (6)(17)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.03%	9.79%	6/24/2029		£69	88	91
Media: Advertising, Printing & Publishing Total								$4,673	$4,277	0.4%

Media: Broadcasting & Subscription
Lightning Finco Limited (6)(16)(19)	First Lien Senior Secured Loan	SOFR	5.93%	9.59%	8/31/2028		$1,443	1,442	1,436
Lightning Finco Limited (6)(16)(19)	First Lien Senior Secured Loan	EURIBOR	5.75%	7.87%	8/31/2028		€1,300	1,437	1,491
Media: Broadcasting & Subscription Total								$2,879	$2,927	0.3%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Media: Diversified & Production
Aptus 1724 Gmbh (6)(7)(14)(19)(21)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	7.15% PIK	10.89%	3/3/2028		$5,146	5,146	257
Efficient Collaborative Retail Marketing Company, LLC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	7.76% (2.50% PIK)	13.96%	9/30/2026		$11,827	10,008	10,289
Efficient Collaborative Retail Marketing Company, LLC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	7.76% (2.50% PIK)	13.96%	9/30/2026		$18,036	15,083	15,692
Efficient Collaborative Retail Marketing Company, LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.61%	10.28%	9/30/2026		$1,252	1,244	1,252
Music Creation Group Bidco GmbH (6)(7)(14)(19)(21)(26)	First Lien Senior Secured Loan	SOFR	7.15% PIK	10.89%	3/3/2028		$4,208	4,112	210
Owl Acquisition, LLC (16)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.42%	4/17/2032		$640	638	615
Owl Acquisition, LLC (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	4.75%	8.45%	4/17/2032		$456	448	361
Owl Acquisition, LLC (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	8.40%	4/17/2032		$199	198	156
Media: Diversified & Production Total								$36,877	$28,832	2.6%

Metals & Mining
Elevation NewCo Intermediate, LLC (14)(19)(25)	Equity Interest	—	—	—	—		112	—	48
Elevation NewCo, LLC (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.75%	9.45%	8/1/2031		$475	475	475
Elevation NewCo, LLC (3)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	8/1/2031		$5	—	5
Lindstrom, LLC (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.50%	9.20%	12/30/2032		$252	232	237
Metals & Mining Total								$707	$765	0.1%

Retail
Galeria (6)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	—	15.00% PIK	15.00%	4/9/2029		€10,657	11,604	12,281
Galeria (6)(14)(19)(25)	Equity Interest	—	—	—	—		101	22	—
New Look Vision Group (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	CORRA	5.25%	7.56%	5/26/2028	CAD	28	26	20
New Look Vision Group (3)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	CORRA	5.25%	7.56%	5/26/2028	CAD	783	561	561
New Look Vision Group (6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	8.95%	5/26/2028		$392	392	392
New Look Vision Group (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	CORRA	5.25%	7.56%	5/26/2028	CAD	54	43	38
Thrasio, LLC (7)(14)(15)(19)(26)	First Lien Senior Secured Loan	SOFR	10.26% PIK	13.93%	6/18/2029		$5,419	4,682	4,335
Thrasio, LLC (14)(19)(25)	Equity Interest	—	—	—	—		8	777	—
Thrasio, LLC (14)(19)(25)	Equity Interest	—	—	—	—		70	6,997	—
Thrasio, LLC (7)(14)(15)(19)(26)	First Lien Senior Secured Loan	SOFR	10.26% PIK	13.93%	6/18/2029		$1,553	1,356	1,553
Retail Total								$26,460	$19,180	1.8%

Services: Business
ACAMS (14)(19)(25)	Equity Interest	—	—	—	—		3,337	3,337	3,497
ACAMS (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	8.68%	12/30/2031		$283	266	266
ACAMS (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	8.70%	12/30/2031		$5,191	5,142	5,142
Advanced Aircrew (15)(19)	First Lien Senior Secured Loan	SOFR	6.50%	10.17%	7/26/2030		$5,030	4,992	5,030
Advanced Aircrew (3)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/26/2030		$—	—	—
Advanced Aircrew (14)(19)(25)	Preferred Equity	—	—	—	—		592	592	628
Allbridge (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	9.20%	6/5/2030		$8,932	8,884	8,932
Allbridge (3)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	6/5/2030		$—	—	—
Allbridge (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	6/5/2030		$—	(20)	—
Alogent Holdings, Inc. (3)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	1/21/2032		$—	—	—
Alogent Holdings, Inc. (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	1/21/2032		$—	(16)	(16)
Alogent Holdings, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	6.50%	10.17%	1/21/2032		$1,512	1,497	1,497
AMI (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	8.90%	10/17/2031		$9,181	9,125	9,181

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Services: Business
AMI (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/17/2031	$—	(34)	—
Beneficium (6)(15)(19)	First Lien Senior Secured Loan	SONIA	5.50%	9.23%	6/28/2031	£7,497	9,404	9,690
Beneficium (2)(3)(6)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	6/28/2031	£—	—	(190)
BLI Buyer, Inc. (2)(3)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	10/31/2031	$—	—	(16)
BLI Buyer, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	8.67%	10/31/2031	$535	526	524
BLI Buyer, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	5.00%	8.67%	10/31/2031	$1,129	1,124	1,123
Brook Bidco (6)(18)(19)(26)	First Lien Senior Secured Loan	SONIA	1.80% (5.48% PIK)	11.00%	7/10/2028	£960	1,295	1,139
Brook Bidco (6)(16)(19)(26)	First Lien Senior Secured Loan	SOFR	1.98% (6.12% PIK)	11.77%	7/10/2028	£386	509	458
Brook Bidco (6)(16)(19)(26)	First Lien Senior Secured Loan	SOFR	1.98% (6.13% PIK)	11.78%	7/10/2028	£139	190	164
Brook Bidco (6)(14)(19)(25)	Preferred Equity	—	—	—	—	11,656	9,941	5,541
Brook Bidco I Limited (6)(18)(19)(26)	First Lien Senior Secured Loan	SONIA	4.01% (4.25% PIK)	11.99%	7/7/2028	$2,537	2,308	2,308
Cube (18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	3.00% (4.40% PIK)	11.09%	5/20/2031	$54	54	54
Cube (6)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	3.00% (4.40% PIK)	11.10%	5/20/2031	$123	105	101
Cube (6)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SONIA	10.00% PIK	13.73%	5/22/2032	£2,185	2,992	2,882
Darcy Partners (18)(19)	First Lien Senior Secured Loan	SOFR	7.75%	11.45%	6/1/2028	$1,476	1,471	1,462
Darcy Partners (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.65%	11.30%	6/1/2028	$70	70	66
Darcy Partners (14)(19)(25)	Equity Interest	—	—	—	—	359	360	387
Datix Bidco Limited (17)(19)	First Lien Senior Secured Loan	SOFR	5.00%	8.73%	4/30/2031	$5,126	5,048	5,126
Datix Bidco Limited (3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	4/30/2031	$—	(21)	—
Datix Bidco Limited (3)(5)(6)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/30/2030	$—	(30)	—
Discovery Senior Living (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	8.42%	3/18/2030	$5,661	5,633	5,661
Discovery Senior Living (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	3/18/2030	$—	(19)	—
DTIQ (13)(19)(29)	First Lien Senior Secured Loan	SOFR	7.50%	11.17%	9/30/2029	$33,270	32,828	32,605
DTIQ (13)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.50%	11.17%	9/30/2029	$4,032	4,032	3,951
DTIQ (14)(19)(25)	Equity Interest	—	—	—	—	3,995	—	—
DTIQ (14)(19)(25)	Equity Interest	—	—	—	—	1,985	681	1,557
Easy Ice (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.40%	9.07%	10/30/2030	$7,900	7,807	7,900
Easy Ice (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.40%	9.10%	10/30/2030	$3,601	3,541	3,601
Easy Ice (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.40%	9.07%	10/30/2030	$3,029	2,969	3,029
Electronic Merchant Systems (16)(19)(29)	First Lien Senior Secured Loan	SOFR	4.75%	8.42%	8/1/2030	$4,081	4,027	4,081
Electronic Merchant Systems (3)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	8/1/2030	$—	—	—
Electronic Merchant Systems (14)(19)(25)	Equity Interest	—	—	—	—	148	1,042	1,867
Elevator Holdco Inc. (14)(19)(25)	Equity Interest	—	—	—	—	2	2,448	3,026
E-Tech Group (3)(15)(19)	First Lien Senior Secured Loan - Revolver	P	4.50%	11.25%	4/9/2030	$337	329	331
Fiduciaire Jean-Marc Faber (FJMF) (2)(3)(5)(6)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	4/3/2032	€—	(14)	(18)
Fiduciaire Jean-Marc Faber (FJMF) (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.50%	7.58%	4/3/2032	€50	55	57
HLSG Intermediate, LLC (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/2/2033	$—	(12)	(9)
HLSG Intermediate, LLC (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	2/2/2033	$—	(10)	(7)
HLSG Intermediate, LLC (16)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.42%	2/2/2033	$10,914	10,812	10,832
Hollywood LP (6)(19)(25)(26)	Preferred Equity	—	12.50% PIK	12.50%	—	1,928	2,510	2,517
iBanFirst (6)(18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	9.75% PIK	11.78%	7/13/2028	€4,279	4,525	4,931

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Services: Business
iBanFirst (6)(18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	9.75% PIK	11.78%	7/13/2028		€120	129	139
iBanFirst (6)(18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	9.75% PIK	11.78%	7/13/2028		€4,497	4,716	5,183
iBanFirst (6)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	9.75% PIK	11.86%	7/13/2028		€4,127	4,321	4,756
iBanFirst (6)(14)(19)(25)	Preferred Equity	—	—	—	—		7,112	8,136	27,713
ImageTrend (15)(19)	First Lien Senior Secured Loan	SOFR	5.00%	8.67%	1/31/2029		$17,000	16,841	17,000
ImageTrend (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	1/31/2029		$—	(28)	—
ImageTrend (15)(19)	First Lien Senior Secured Loan	SOFR	5.00%	8.67%	1/31/2029		$2,500	2,480	2,500
LEP CP Co-Invest, L.P. (6)(14)(19)(25)	Equity Interest	—	—	—	—		287	380	413
Mach 1 Bidco Limited (6)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	3.00% (4.40% PIK)	11.10%	5/20/2031		$295	293	293
masLabor (18)(19)	First Lien Senior Secured Loan	SOFR	7.50%	11.15%	7/1/2027		$8,212	8,142	8,212
masLabor (14)(19)(25)	Equity Interest	—	—	—	—		173	173	728
Monarch Collective Holdings, LLC (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	8.70%	3/17/2032		$20	3	3
Monarch Collective Holdings, LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	8.70%	3/17/2032		$133	130	130
Monarch Collective Holdings, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	8.68%	3/17/2032		$5,000	4,975	4,975
Morrow Sodali (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	4/25/2028		$—	(11)	—
Morrow Sodali (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.48%	9.15%	4/25/2028		$2,566	2,559	2,566
Opus2 (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.28%	9.00%	5/5/2028		£123	169	162
Opus2 (6)(14)(19)(25)	Equity Interest	—	—	—	—		2,272	2,900	3,324
PRGX (15)(19)	First Lien Senior Secured Loan	SOFR	5.50%	9.16%	12/20/2030		$142	141	139
PRGX (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/20/2030		$—	(22)	(123)
Pure Wafer (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.35%	9.02%	11/12/2030		$1,975	1,968	1,975
Pure Wafer (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.35%	9.02%	11/12/2030		$396	381	396
Pure Wafer (14)(19)(25)	Equity Interest	—	—	—	—		1,236	1,236	1,381
Rydoo (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	6.75%	9.25%	9/12/2031		€1,556	1,725	1,793
Rydoo (6)(15)(19)	First Lien Senior Secured Loan	EURIBOR	6.75%	9.25%	9/26/2031		€5,076	5,800	5,850
Rydoo (6)(14)(19)(25)	Equity Interest	—	—	—	—		1,529	1,790	1,886
Rydoo (6)(14)(19)(25)	Preferred Equity	—	—	—	—		655	767	870
SoftCo (6)(15)(19)	First Lien Senior Secured Loan	EURIBOR	6.75%	8.76%	2/22/2031		€2,000	2,149	2,305
SoftCo (6)(14)(19)(25)	Equity Interest	—	—	—	—		500	537	547
Spring Finco BV (2)(3)(6)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	7/15/2029	NOK	—	—	(78)
TEI Holdings Inc. (17)(29)	First Lien Senior Secured Loan	SOFR	4.00%	7.70%	4/9/2031		$2,614	2,604	2,590
TES Global (6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	5.00%	8.73%	1/27/2029		£12	15	16
Webcentral (6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	6.25%	8.75%	12/18/2030		€17	18	19
Webcentral (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.25%	9.88%	12/18/2030		€217	238	240
Webcentral (6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.25%	9.88%	12/18/2030		$87	87	87
Services: Business Total								$228,037	$248,878	22.8%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Services: Consumer
CorePower Yoga, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.25%	8.95%	4/30/2031	$7,940	7,904	7,940
CorePower Yoga, LLC (3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	4/30/2031	$—	(2)	—
CorePower Yoga, LLC (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	4/30/2031	$—	(8)	—
Master ConcessionAir (19)(33)	First Lien Senior Secured Loan	SOFR	8.50%	12.21%	6/21/2029	$1,697	1,671	1,612
Master ConcessionAir (3)(19)(33)	First Lien Senior Secured Loan - Delayed Draw	SOFR	8.75%	12.42%	6/21/2029	$181	180	159
Master ConcessionAir (3)(19)(33)	First Lien Senior Secured Loan - Revolver	SOFR	8.50%	12.17%	6/21/2029	$217	214	205
MZR Aggregator (14)(19)(25)	Equity Interest	—	—	—	—	1	798	60
MZR Aggregator (14)(19)(25)	Equity Interest	—	—	—	—	—	12	1
MZR Buyer, LLC (15)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	6.90% (0.50% PIK)	11.06%	12/22/2028	$5,235	5,196	4,894
MZR Buyer, LLC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	6.90% (0.50% PIK)	11.10%	12/22/2028	$455	450	426
MZR Buyer, LLC (15)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	6.90% (0.50% PIK)	11.06%	12/22/2028	$1,732	1,713	1,619
MZR Buyer, LLC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	6.90% (0.50% PIK)	11.10%	12/22/2028	$25,523	25,099	23,864
Spotless Brands (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.17%	7/25/2028	$11,301	11,259	11,301
Vasa Fitness Buyer, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	6.35%	10.02%	8/15/2030	$66	65	65
Vasa Fitness, LLC (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.35%	10.03%	8/15/2030	$1,085	1,077	1,069
Vasa Fitness, LLC (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	8/15/2030	$—	(2)	(2)
WhiteWater Express (19)(26)	Subordinated Debt	—	14.00% PIK	14.00%	3/31/2031	$9,485	9,422	9,485
Services: Consumer Total							$65,048	$62,698	5.7%

Telecommunications
Meriplex Communications, Ltd. (16)(19)	First Lien Senior Secured Loan	SOFR	5.10%	8.77%	7/17/2028	$1,096	1,081	1,077
Meriplex Communications, Ltd. (16)(19)	First Lien Senior Secured Loan	SOFR	5.10%	8.77%	7/17/2028	$11,936	11,828	11,727
Meriplex Communications, Ltd. (16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.10%	8.77%	7/17/2028	$7,084	7,041	6,960
Meriplex Communications, Ltd. (3)(16)(19)(35)	First Lien Senior Secured Loan - Revolver	SOFR	5.10%	8.77%	7/17/2028	$2,475	2,453	2,425
Substantial Holdco Limited (3)(6)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	—	8.00% (4.00% PIK)	12.00%	4/20/2030	£386	517	509
Taoglas (15)(19)	First Lien Senior Secured Loan	SOFR	7.25%	10.95%	2/28/2029	$9,851	9,794	9,753
Taoglas (3)(6)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.25%	10.96%	2/28/2029	$1,284	1,284	1,271
Taoglas (6)(15)(19)	First Lien Senior Secured Loan	SOFR	7.25%	10.95%	2/28/2029	$443	435	438
Taoglas (14)(19)(25)	Equity Interest	—	—	—	—	2,259	2,259	1,973
Taoglas (15)(19)	First Lien Senior Secured Loan	SOFR	7.25%	10.95%	2/28/2029	$892	892	883
Taoglas (14)(19)(25)	Equity Interest	—	—	—	—	128	128	111
Taoglas (15)(19)	First Lien Senior Secured Loan	SOFR	7.25%	10.95%	2/28/2029	$18,230	18,001	18,048
Telecommunications Total							$55,713	$55,175	5.0%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Transportation: Cargo
A&R Logistics, Inc. (15)(19)(26)	First Lien Senior Secured Loan	SOFR	2.65% (4.25% PIK)	10.58%	2/3/2028	$13,308	13,292	10,913
A&R Logistics, Inc. (3)(15)(19)(22)(26)	First Lien Senior Secured Loan - Revolver	SOFR	2.60% (4.25% PIK)	10.52%	2/3/2028	$5,861	5,803	4,729
A&R Logistics, Inc. (15)(19)(26)	First Lien Senior Secured Loan	SOFR	2.65% (4.25% PIK)	10.58%	2/3/2028	$2,424	2,422	1,988
A&R Logistics, Inc. (15)(19)(26)	First Lien Senior Secured Loan	SOFR	2.65% (4.25% PIK)	10.58%	2/3/2028	$926	923	759
A&R Logistics, Inc. (15)(19)(26)	First Lien Senior Secured Loan	SOFR	2.65% (4.25% PIK)	10.58%	2/3/2028	$2,722	2,720	2,232
A&R Logistics, Inc. (15)(19)(26)	First Lien Senior Secured Loan	SOFR	2.65% (4.25% PIK)	10.58%	2/3/2028	$6,000	5,994	4,920
A&R Logistics, Inc. (3)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	6/29/2026	$108	—	108
ARL Holdings, LLC (14)(19)(25)	Equity Interest	—	—	—	—	—	445	—
ARL Holdings, LLC (14)(19)(25)	Equity Interest	—	—	—	—	9	9	9
Grammer Investment Holdings LLC (14)(19)(25)	Equity Interest	—	—	—	—	1,011	1,019	—
Grammer Investment Holdings LLC (14)(19)(25)	Warrants	—	—	—	—	122	—	—
Grammer Investment Holdings LLC (14)(19)(25)	Preferred Equity	—	—	—	—	11	1,095	—
Gulf Winds International (15)(19)(26)(29)	First Lien Senior Secured Loan	SOFR	6.00% (1.00% PIK)	10.67%	12/16/2028	$11,952	11,762	11,324
Gulf Winds International (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.00%	10.67%	12/16/2028	$4,779	4,679	4,480
Gulf Winds International (15)(19)(26)	First Lien Senior Secured Loan	SOFR	6.00% (1.00% PIK)	10.67%	12/16/2028	$1,072	1,065	1,016
ICAT Logistics, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	6.25%	9.92%	3/1/2029	$182	179	180
ICAT Logistics, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.25%	9.92%	3/1/2029	$2,629	2,592	2,575
ICAT Logistics, Inc. (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	3/1/2029	$—	(12)	(8)
REP Coinvest III- A Omni, L.P. (14)(19)(25)	Equity Interest	—	—	—	—	1,377	1,377	381
RoadOne (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.25%	9.95%	12/29/2028	$11,852	11,659	11,852
RoadOne (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.25%	10.00%	12/29/2028	$927	917	927
RoadOne (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.25%	10.00%	12/29/2028	$3,922	3,861	3,922
Transportation: Cargo Total							$71,801	$62,307	5.7%

Transportation: Consumer
PrimeFlight (15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	5/1/2029	$9,311	9,233	9,311
PrimeFlight Acquisition LLC (15)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.41%	5/1/2029	$5,797	5,743	5,797
PrimeFlight Acquisition LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	9.16%	5/1/2029	$11,913	11,776	11,913
PrimeFlight Acquisition LLC (15)(19)	First Lien Senior Secured Loan	SOFR	5.50%	9.20%	5/1/2029	$824	824	824
PrimeFlight Acquisition LLC (15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	8.95%	5/1/2029	$4,004	3,963	4,004
Transportation: Consumer Total							$31,539	$31,849	2.9%

Utilities: Electric
KAMC Holdings, Inc. (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.25%	8.91%	8/1/2031	$7,837	7,756	7,700
KAMC Holdings, Inc. (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.25%	8.92%	8/1/2031	$263	253	246
Utilities: Electric Total							$8,009	$7,946	0.7%

Utilities: Water
Vessco Water (3)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.50%	8.17%	7/24/2031	$3,080	3,064	3,080
Vessco Water (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/24/2031	$—	(8)	—
Utilities: Water Total							$3,056	$3,080	0.3%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Wholesale
Abracon Group Holding, LLC. (7)(14)(16)(19)(26)	First Lien Senior Secured Loan	SOFR	2.05% (4.60% PIK)	10.32%	7/6/2028		$15,115	13,387	6,651
Abracon Group Holding, LLC. (7)(14)(16)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	2.05% (4.60% PIK)	10.32%	7/6/2028		$2,136	1,884	940
Chex Finer Foods, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.00%	9.67%	6/6/2031		$8,922	8,874	8,922
Chex Finer Foods, LLC (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	6/6/2031		$—	(16)	—
Chex Finer Foods, LLC (3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	6/6/2031		$—	(14)	—
Fifty AU Bidco Pty Ltd (18)(19)	First Lien Senior Secured Loan	BBSY	5.00%	9.36%	8/1/2031	AUD	2,390	1,540	1,637
Fifty U.S. Bidco Inc (15)(19)	First Lien Senior Secured Loan	SOFR	5.00%	8.70%	8/1/2031		$698	695	698
Fifty U.S. Bidco Inc (3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	8/1/2031		$—	(3)	—
Fifty U.S. Bidco Inc (3)(15)(19)(36)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	8.70%	8/1/2031		$1,392	1,381	1,408
Hultec (14)(19)(25)	Equity Interest	—	—	—	—		1	651	966
SureWerx (16)(19)	First Lien Senior Secured Loan	SOFR	5.25%	8.95%	12/28/2029		$930	927	925
SureWerx (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/28/2029		$—	(6)	(5)
SureWerx (3)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/28/2028		$301	289	289
SureWerx (3)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/28/2028	CAD	—	—	—
WSP (2)(3)(7)(14)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	4/27/2028		$135	128	(53)
WSP (14)(19)(25)	Equity Interest	—	—	—	—		2,898	2,898	—
WSP (7)(14)(15)(19)(26)	First Lien Senior Secured Loan	SOFR	1.15% (4.00% PIK)	8.82%	4/27/2028		$3,338	2,924	1,018
WSP (7)(14)(19)(26)	First Lien Senior Secured Loan	—	8.00% PIK	8.00%	4/27/2028		$2,259	1,995	—
WSP (14)(19)(25)	Preferred Equity	—	—	—	—		—	216	—
WSP (14)(19)(25)	Equity Interest	—	—	—	—		—	12	—
Wholesale Total								$37,762	$23,396	2.1%

Non-Controlled/Non-Affiliate Investments Total								$1,925,871	$1,916,461	175.30%

Non-Controlled/Affiliate Investments
Aerospace & Defense
Ansett Aviation Training (6)(10)(14)(19)(25)	Equity Interest	—	—	—	—		5,119	3,842	18,874
Aerospace & Defense Total								$3,842	$18,874	1.8%

Beverage, Food & Tobacco
ADT Pizza, LLC (10)(14)(19)(25)	Equity Interest	—	—	—	—		6,720	3,372	—
Beverage, Food & Tobacco Total								$3,372	$—	0.0%

Consumer Goods: Durable
Walker Edison (3)(7)(10)(14)(19)	First Lien Senior Secured Loan - Delayed Draw	—	10.00%	10.00%	2/2/2026		$290	290	290
Consumer Goods: Durable Total								$290	$290	0.0%

Non-Controlled/Affiliate Investments Total								$7,504	$19,164	1.8%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Controlled Affiliate Investments
Aerospace & Defense
BCC Jetstream Holdings Aviation (Off I), LLC (6)(10)(11)(14)(20)(25)	Equity Interest	—	—	—	—	11,863	11,862	7,539
BCC Jetstream Holdings Aviation (On II), LLC (10)(11)(14)(20)	First Lien Senior Secured Loan	—	—	—	—	$8,013	8,013	4,583
BCC Jetstream Holdings Aviation (On II), LLC (10)(11)(14)(20)(25)	Equity Interest	—	—	—	—	1,116	1,115	—
Aerospace & Defense Total							$20,990	$12,122	1.1%

FIRE: Finance
Legacy Corporate Lending HoldCo, LLC (10)(11)(14)(19)(25)	Equity Interest	—	—	—	—	1	900	1,343
Legacy Corporate Lending HoldCo, LLC (10)(11)(19)(25)	Preferred Equity	—	—	—	—	70	63,000	73,309
Legacy Corporate Lending HoldCo, LLC (10)(11)(14)(19)(25)	Equity Interest	—	—	—	—	1	—	4,517
FIRE: Finance Total							$63,900	$79,169	7.2%

Investment Vehicles
Bain Capital Senior Loan Program, LLC (6)(10)(11)(18)(19)	Subordinated Note Investment Vehicles	—	10.00%	10.00%	12/27/2033	$178,980	178,980	166,910
Bain Capital Senior Loan Program, LLC (6)(10)(11)(25)	Preferred Equity Interest Investment Vehicles	—	—	—	—	10	10	1,836
Bain Capital Senior Loan Program, LLC (6)(10)(11)(25)	Equity Interest Investment Vehicles	—	—	—	—	10	5,594	3,618
International Senior Loan Program, LLC (6)(10)(11)(18)(19)	Subordinated Note Investment Vehicles	SOFR	8.00%	11.69%	2/22/2028	$190,729	190,729	190,729
International Senior Loan Program, LLC (6)(10)(11)(25)	Equity Interest Investment Vehicles	—	—	—	—	63,587	60,615	31,598
Investment Vehicles Total							$435,928	$394,691	36.1%

Services: Business
Parcel2Go (6)(10)(11)(14)(19)(25)	Preferred Equity	—	—	—	—	14,221	—	—
Parcel2Go (6)(10)(11)(14)(19)(25)	Equity Interest	—	—	—	—	—	—	—
Parcel2Go (6)(10)(11)(18)(19)	First Lien Senior Secured Loan	SONIA	7.00%	10.73%	11/26/2031	£52	66	58
Services: Business Total							$66	$58	0.0%

Services: Consumer
SG Global Midco Limited (6)(10)(11)(19)(26)	First Lien Senior Secured Loan	—	10.00% PIK	10.00%	12/31/2028	£2	3	3
Surrey Bidco Limited (6)(7)(10)(11)(14)(18)(19)(26)	First Lien Senior Secured Loan	SONIA	6.28% PIK	10.00%	12/31/2028	£69	77	—
Voltaire Topco Limited (6)(10)(11)(14)(19)(25)	Equity Interest	—	—	—	—	—	—	—
Services: Consumer Total							$80	$3	0.0%

Transportation: Cargo
Lightning Holdings B, LLC (6)(10)(11)(14)(19)(25)	Equity Interest	—	—	—	—	28,209	28,519	49,130
Transportation: Cargo Total							$28,519	$49,130	4.5%
Controlled Affiliate Investments Total							$549,483	$535,173	48.9%
Investments Total							$2,482,858	$2,470,798	226.0%

Cash Equivalents
Goldman Sachs Financial Square Government Fund Institutional Share Class	Cash Equivalents	—	—	3.55%	—	$1,893	1,893	1,893
Goldman Sachs US Treasury Liquid Reserves Fund (30)	Cash Equivalents	—	—	3.54%	—	$11,698	11,698	11,698
Cash Equivalents Total							$13,591	$13,591	1.2%
Investments and Cash Equivalents Total							$2,496,449	$2,484,389	227.2%

Interest Rate Swap

Description	Hedged Items	Company Receives	Company Pays	Counterparty	Settlement Date	Notional Amount	Upfront Payments/Receipts	Unrealized Appreciation
Interest Rate Swap	March 2030 Notes	5.95%	SOFR + 1.90%	Wells Fargo	3/15/2030	$350,000	$-	$5,278
Interest Rate Swap	March 2031 Notes	5.95%	SOFR + 2.28%	BNP Paribas	3/3/2031	$350,000	$-	$(299)

Forward Foreign Currency Exchange Contracts

Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation(8)
US DOLLARS 1,034	POUND STERLING 0	BNP Paribas	4/10/2026	$(1,037)
US DOLLARS 3,130	POUND STERLING 2,410	US Bank	4/14/2026	(48)
US DOLLARS 19,307	EURO 16,810	US Bank	5/12/2026	(98)
US DOLLARS 13,483	POUND STERLING 10,160	US Bank	5/14/2026	85
US DOLLARS 1,167	EURO 0	Wells Fargo	5/19/2026	(1,168)
US DOLLARS 58	POUND STERLING 55	Bank of New York	6/8/2026	(14)
US DOLLARS 819	EURO 700	Bank of New York	6/8/2026	10
US DOLLARS 5,137	EURO 4,400	Bank of New York	6/9/2026	52
US DOLLARS 2,760	EURO 2,360	Bank of New York	6/10/2026	33
US DOLLARS 290	NEW ZEALAND DOLLAR 725	Bank of New York	6/15/2026	(125)
US DOLLARS 3,959	POUND STERLING 2,915	Bank of New York	6/17/2026	116
US DOLLARS 7,661	POUND STERLING 5,690	Bank of New York	6/25/2026	159
US DOLLARS 2,451	POUND STERLING 1,810	US Bank	6/25/2026	65
US DOLLARS 2,451	AUSTRALIAN DOLLARS 3,739	Bank of New York	7/16/2026	(107)
US DOLLARS 8,665	POUND STERLING 6,450	Wells Fargo	7/16/2026	163
US DOLLARS 4,375	EURO 3,680	Wells Fargo	7/16/2026	115
US DOLLARS 3,206	AUSTRALIAN DOLLARS 4,900	US Bank	7/31/2026	(145)
US DOLLARS 5,343	POUND STERLING 4,007	BNP Paribas	7/31/2026	63
US DOLLARS 11,061	EURO 9,445	BNP Paribas	7/31/2026	122
US DOLLARS 5,895	EURO 4,980	Wells Fargo	8/13/2026	125
US DOLLARS 3,248	AUSTRALIAN DOLLARS 5,195	Bank of New York	8/20/2026	(303)
US DOLLARS 999	EURO 0	Bank of New York	8/20/2026	(999)
US DOLLARS 5,570	EURO 4,860	Wells Fargo	8/20/2026	(62)
US DOLLARS 952	CANADIAN DOLLAR 1,310	Bank of New York	8/20/2026	8
US DOLLARS 7,111	POUND STERLING 5,620	Bank of New York	8/27/2026	(293)
US DOLLARS 5,359	AUSTRALIAN DOLLARS 8,060	Bank of New York	9/16/2026	(147)
US DOLLARS 7,171	POUND STERLING 5,316	US Bank	9/24/2026	171
US DOLLARS 3,473	POUND STERLING 2,590	US Bank	10/2/2026	63
US DOLLARS 3,170	EURO 2,700	US Bank	10/2/2026	37
US DOLLARS 16,837	EURO 14,100	Bank of New York	10/2/2026	473
US DOLLARS 5,503	POUND STERLING 4,100	Bank of New York	10/22/2026	107
US DOLLARS 1,083	POUND STERLING 800	Wells Fargo	10/26/2026	30
US DOLLARS 489	POUND STERLING 370	Bank of New York	11/10/2026	2
US DOLLARS 7,259	POUND STERLING 5,480	US Bank	11/10/2026	48
US DOLLARS 1,648	EURO 1,400	Wells Fargo	11/20/2026	21
US DOLLARS 4,355	POUND STERLING 3,350	Bank of New York	11/25/2026	(51)
US DOLLARS 983	EURO 830	US Bank	12/7/2026	18
US DOLLARS 2,620	EURO 2,230	US Bank	1/7/2027	24
US DOLLARS 996	EURO 840	Wells Fargo	1/7/2027	18
US DOLLARS 209	AUSTRALIAN DOLLARS 300	Citibank	1/22/2027	4
US DOLLARS 6,664	AUSTRALIAN DOLLARS 9,900	Wells Fargo	1/22/2027	(73)
US DOLLARS 4,166	EURO 3,510	Bank of New York	1/22/2027	79
US DOLLARS 10,101	EURO 8,610	BNP Paribas	10/28/2027	2
US DOLLARS 4,399	EURO 3,800	Bank of New York	10/28/2027	(58)
				$(2,515)

(1)
The investments bear interest at a rate that may be determined by reference to the Euro Interbank Offered Rate (“EURIBOR” or “E”), the Bank Bill Benchmark Rate (“BKBM”), the Canadian Overnight Repo Rate Average (“CORRA”), the Bank Bill Swap Bid Rate (“BBSY”), the Prime Rate (“Prime” or “P”), the Sterling Overnight Index Average (“SONIA”) or Secured Overnight Financing rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may provide for Payment-in-Kind (“PIK”). For each, the Company has provided the PIK or the spread over EURIBOR, BKBM, CORRA, BBSY, SONIA, SOFR, or Prime and the current weighted average interest rate in effect at March 31, 2026. Certain investments are subject to a EURIBOR, BKBM, CORRA, BBSY, SONIA, SOFR or Prime interest rate floor.
(2)
The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.
(3)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.
(4)
Percentages are based on the Company’s net assets of $1,093,555 as of March 31, 2026.
(5)
The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(6)
The investment or a portion of this investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70%

of the Company’s total assets. As of March 31, 2026, non-qualifying assets totaled 27.74% of the Company’s total assets.
(7)
Loan was on non-accrual status as of March 31, 2026.
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
(22)
$436 of the total par amount for this security is at P+ 5.50%.
(23)
$44 of the total par amount for this security is at P+ 4.00%.
(24)
Loan includes interest rate floor of 1.25%.
(25)
Security exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2026, the aggregate fair value of these securities is $370,245 or 33.86% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
ACAMS	3/10/2022
ADT Pizza, LLC	10/29/2018
Advanced Aircrew	7/26/2024
AGS American Services Investments, L.P.	7/24/2025
Ansett Aviation Training	3/24/2022
Apollo Intelligence	6/1/2022
Applitools	7/18/2025
Appriss Holdings, Inc.	5/3/2021
AQ Software Corporation	12/10/2021
AQ Software Corporation	4/14/2022
AQ Software Corporation	12/29/2022
ARL Holdings, LLC	5/3/2019
Athena Parent Holdings, L.P.	1/28/2026
AXH Air Coolers	10/31/2023
Bain Capital Senior Loan Program, LLC	12/27/2021
BCC CPK investments 1, LLC	12/8/2025
BCC HGS Investments 1, LLC	10/21/2025
BCC Jetstream Holdings Aviation (Off I), LLC	6/1/2017
BCC Jetstream Holdings Aviation (On II), LLC	6/1/2017
BCC Trillium Foods Investments 1, LLC	5/13/2025
BCSF Project Aberdeen, LLC	7/3/2024
BCSF ServiceMaster Investments, LLC	8/8/2025
Brook Bidco	7/8/2021
BTX Precision	7/25/2024
CB Titan Holdings, Inc.	5/1/2017
Chartbeat	10/4/2024
City BBQ	9/4/2024
Cloud Technology Solutions (CTS)	12/15/2022
Congress Wealth	6/30/2023
Darcy Partners	6/1/2022
DTIQ	9/30/2024
DTIQ	9/15/2025
Eagle Rock Capital Corporation	12/9/2021
East BCC Coinvest II, LLC	7/23/2019
EHE Health	8/7/2024
Electronic Merchant Systems	7/12/2024
Elevation NewCo Intermediate, LLC	8/1/2025
Elevator Holdco Inc.	12/23/2019
Eleven Software	3/20/2024
Eleven Software	4/25/2022
Elk	11/1/2019
Endurance Holdco Limited	11/14/2025
FCG Acquisitions, Inc.	1/24/2019
Fineline Technologies, Inc.	2/22/2021

Investment	Acquisition Date
Forward Slope	3/15/2024
Galeria	8/1/2024
Gills Point S	12/18/2025
Gills Point S	5/17/2023
Grammer Investment Holdings LLC	10/1/2018
HealthDrive	8/18/2023
HG Insights, Inc.	6/16/2025
Hollywood LP	4/16/2025
Hultec	3/31/2023
iBanFirst	7/13/2021
Insigneo Financial Group LLC	8/1/2022
International Senior Loan Program, LLC	2/22/2021
Legacy Corporate Lending HoldCo, LLC	4/21/2023
LEP CP Co-Invest, L.P.	4/16/2025
LEP SAL Co-Invest, L.P.	11/14/2025
Lightning Holdings B, LLC	1/2/2020
masLabor	7/1/2021
MZR Aggregator	12/22/2020
MZR Aggregator	9/17/2024
Odyssey Behavioral Health	11/21/2024
Opus2	6/16/2021
Parcel2Go	11/26/2024
PayRange	10/31/2024
PPT Group	2/28/2025
PPX	7/29/2021
Precision Ultimate Holdings, LLC	11/6/2019
Precision Ultimate Holdings, LLC	10/7/2024
Pure Wafer	11/12/2024
REP Coinvest III- A Omni, L.P.	2/5/2021
Robinson Helicopter	6/30/2022
Rydoo	9/26/2024
SensorTower	3/15/2024
Service Master	8/16/2021
Service Master	7/15/2021
Sikich	5/6/2024
SoftCo	3/1/2024
Spindrift	2/19/2025
SRP Parent Inc.	3/27/2026
Superna Inc.	3/8/2022
Taoglas	2/28/2023
Taoglas	6/27/2024
Thrasio, LLC	6/18/2024
Titan Cloud Software, Inc	11/4/2022
TLC Holdco LP	10/11/2019
Utimaco	6/28/2022
Ventiv Holdco, Inc.	9/3/2019
Voltaire Topco Limited	8/28/2025
WSP	8/31/2021
WSP	5/20/2024

(26)
Denotes that all or a portion of the investment includes PIK income during the period.
(27)
Tick mark not used.
(28)
Tick mark not used.

(29)
Assets or a portion thereof are pledged as collateral for the 2019-1 Issuer. See “Note 6. Debt.”
(30)
Cash equivalents include $11,695 of restricted cash.
(31)
Loan includes interest rate floor of 2.00%.
(32)
Loan includes interest rate floor of 1.50%.
(33)
Loan includes interest rate floor of 3.00%.
(34)
£1,027 of the total par amount for this security is at EURIBOR + 6.25%.
(35)
$565 of the total par amount for this security is at P+ 4.00%.
(36)
AUD 553 of the total par amount for this security is at BBSY+ 5.00%.

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments

As of December 31, 2025

(In thousands)

				Interest	Maturity	Principal/		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares	Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Aerospace & Defense
ATS (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	9.65%	7/12/2029	$4,938	4,890	4,938
ATS (3)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/12/2029	$—	—	—
Bridger Aerospace Group Holdings, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.00%	9.70%	10/28/2030	$287	273	273
Bridger Aerospace Group Holdings, Inc. (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/28/2030	$—	(8)	(8)
Bridger Aerospace Group Holdings, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	6.00%	9.72%	10/28/2030	$5,099	5,049	5,048
BTX Precision (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	8.77%	7/25/2030	$7,607	7,553	7,607
BTX Precision (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/25/2030	$—	(28)	—
BTX Precision (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	8.77%	7/25/2030	$5,945	5,898	5,945
BTX Precision (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	8.60%	7/25/2030	$5,928	5,873	5,928
BTX Precision (15)(19)(29)	First Lien Senior Secured Loan	SOFR	4.75%	8.59%	7/25/2030	$1,439	1,428	1,439
BTX Precision (14)(19)(25)	Equity Interest	—	—	—	—	2	2,199	3,361
Forward Slope (15)(19)	First Lien Senior Secured Loan	SOFR	5.60%	9.27%	8/22/2029	$6,076	5,970	6,076
Forward Slope (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.60%	9.27%	8/22/2029	$13,248	13,018	13,248
Forward Slope (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.60%	9.32%	8/22/2029	$8,588	8,453	8,588
Forward Slope (15)(19)	First Lien Senior Secured Loan	SOFR	5.60%	9.27%	8/22/2029	$5,561	5,503	5,561
Forward Slope (14)(19)(25)	Equity Interest	—	—	—	—	930	930	1,543
Forward Slope (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.60%	9.32%	8/22/2029	$1,861	1,861	1,861
GSP Holdings, LLC (15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.90%	9.57%	11/5/2027	$4,689	4,704	4,360
GSP Holdings, LLC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	2.95% (2.95% PIK)	9.57%	11/5/2027	$1,126	1,116	1,047
GSP Holdings, LLC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	2.95% (2.95% PIK)	9.57%	11/6/2026	$9,811	9,905	9,124
Heads Up Technologies, Inc. (16)(19)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	7/23/2030	$216	215	215
Heads Up Technologies, Inc. (16)(19)	Second Lien Senior Secured Loan	SOFR	8.25%	11.92%	7/23/2031	$9,720	9,671	9,671
Heads Up Technologies, Inc. (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/23/2030	$—	(8)	(9)
Mach Acquisition R/C (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.15%	10.99%	10/19/2026	$7,532	7,500	7,532
Mach Acquisition T/L (15)(19)(29)	First Lien Senior Secured Loan	SOFR	7.15%	11.01%	10/19/2026	$13,268	13,221	13,268
Precision Ultimate Holdings, LLC (14)(19)(25)	Equity Interest	—	—	—	—	1,417	1,417	345
Precision Ultimate Holdings, LLC (14)(19)(25)	Equity Interest	—	—	—	—	620	781	1,145
Robinson Helicopter (14)(19)(25)	Equity Interest	—	—	—	—	1,592	507	2,551
Saturn Purchaser Corp. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	4.85%	8.72%	7/22/2030	$13,281	13,198	13,281
Saturn Purchaser Corp. (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/22/2030	$—	(53)	—
Solairus (3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	7/22/2030	$—	(15)	—
Whitcraft-Paradigm (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	2/28/2029	$—	(11)	(11)
Whitcraft-Paradigm (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	8.67%	2/15/2029	$10,158	10,100	10,158
Whitcraft-Paradigm (3)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/15/2029	$—	—	—

				Interest	Maturity	Principal/			Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares		Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Aerospace & Defense
Whitcraft-Paradigm (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	8.67%	2/15/2029		$2,297	2,297	2,297
Whitcraft-Paradigm (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	8.67%	2/15/2029		$2,661	2,638	2,661
Aerospace & Defense Total								146,045	149,043	13.3%

Automotive
American Trailer Rental Group (19)(26)	Subordinated Debt	—	5.50% (8.75% PIK)	14.25%	12/1/2027		$5,932	5,904	5,339
American Trailer Rental Group (19)(26)	Subordinated Debt	—	5.50% (8.75% PIK)	14.25%	12/1/2027		$18,302	18,173	16,471
American Trailer Rental Group (19)(26)	Subordinated Debt	—	5.50% (8.75% PIK)	14.25%	12/1/2027		$22,855	22,712	20,568
Cardo (6)(18)(19)	First Lien Senior Secured Loan	SOFR	5.25%	8.98%	5/12/2028		$98	97	98
Chilton (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	9.40%	2/5/2031		$6,451	6,410	6,403
Chilton (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/5/2031		$—	(22)	(76)
Chilton (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.50%	9.40%	2/5/2031		$886	862	857
Gills Point S (14)(19)(25)	Preferred Equity	—	—	—	—		—	20	39
Gills Point S (15)(19)(26)	First Lien Senior Secured Loan	SOFR	4.00% (1.50% PIK)	9.22%	5/17/2029		$12,378	12,378	12,068
Gills Point S (15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.00% (1.50% PIK)	9.22%	5/17/2029		$1,238	1,225	1,207
Gills Point S (15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.00% (1.50% PIK)	9.22%	5/17/2029		$7,310	7,310	7,127
Gills Point S (15)(19)(26)	First Lien Senior Secured Loan	SOFR	4.00% (1.50% PIK)	9.22%	5/17/2029		$3,661	3,640	3,570
Gills Point S (14)(19)(25)	Equity Interest	—	—	—	—		2	215	104
Gills Point S (3)(15)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	4.00% (1.50% PIK)	9.34%	5/17/2029		$2,900	2,876	2,779
Gills Point S (15)(19)(26)	First Lien Senior Secured Loan	SOFR	4.00% (1.50% PIK)	9.23%	5/17/2029		$3,989	3,959	3,889
Intoxalock (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.10%	8.82%	11/1/2028		$11,883	11,817	11,883
Intoxalock (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	11/1/2028		$—	(16)	—
JHCC Holdings, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	9/9/2027		$11,801	11,726	11,801
JHCC Holdings, LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	P	4.25%	11.00%	9/9/2027		$1,842	1,814	1,842
Automotive Total								$111,100	$105,969	9.5%

Beverage, Food & Tobacco
AgroFresh Solutions (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.60%	9.32%	4/2/2029		$1,866	1,809	1,866
AgroFresh Solutions (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.60%	9.32%	3/31/2030		$6,860	6,765	6,860
AgroFresh Solutions (15)(19)	First Lien Senior Secured Loan	SOFR	5.60%	9.32%	3/31/2030		$6,090	5,968	6,090
Arctic Glacier U.S.A., Inc. (19)(26)(31)	First Lien Senior Secured Loan	SOFR	6.76% (4.00% PIK)	14.43%	5/24/2028		$12,816	12,678	12,591
Arctic Glacier U.S.A., Inc. (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	5/24/2028		$—	(10)	(47)
BCC CPK investments 1, LLC (14)(19)(25)	Equity Interest	—	—	—	—		370	370	370
BCC Trillium Foods Investments 1, LLC (14)(19)(25)	Equity Interest	—	—	—	—		3	2,531	3,183
BCSF Project Aberdeen, LLC (14)(19)(25)	Equity Interest	—	—	—	—		2,217	2,217	2,390
CPK IPCO Buyer LLC (19)	Subordinated Debt	—	12.00%	12.00%	12/22/2031		$610	601	601
Hellers (6)(19)(26)	Subordinated Debt	—	15.00% PIK	15.00%	3/27/2031	NZ$	510	314	289
Hellers (2)(3)(5)(6)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	9/27/2030	NZ$	—	(13)	(5)
Hellers (6)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	BBSY	3.63% (1.88%PIK)	9.29%	9/27/2030	AUD	51	35	33
Hellers (6)(15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	BKBM	3.63% (1.88%PIK)	8.07%	9/27/2030	NZ$	47	28	27
PPX (14)(19)(25)	Preferred Equity	—	—	—	—		33	—	—
PPX (14)(19)(25)	Preferred Equity	—	—	—	—		33	5,000	3,750

				Interest	Maturity	Principal/		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares	Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Beverage, Food & Tobacco
SauceCo HoldCo, LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.75%	9.44%	5/13/2030	$3,637	3,601	3,637
SauceCo HoldCo, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	9.42%	5/13/2030	$71,359	69,154	71,359
Spindrift (19)(26)	Subordinated Debt	—	13.75% PIK	13.75%	2/19/2033	$1,574	1,534	1,574
Spindrift (14)(19)(25)	Equity Interest	—	—	—	—	1	500	537
Beverage, Food & Tobacco Total							$113,082	$115,105	10.3%

Capital Equipment
AeriTek Global CAD Acquisition Inc. (6)(15)(19)	First Lien Senior Secured Loan	SOFR	6.50%	10.32%	8/27/2030	$474	467	467
AeriTek Global CAD Acquisition Inc. (3)(6)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.50%	10.32%	8/27/2030	$19	19	19
AXH Air Coolers (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	9.20%	10/31/2029	$7,400	7,347	7,400
AXH Air Coolers (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/31/2029	$—	(35)	—
AXH Air Coolers (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	9.20%	10/31/2029	$3,299	3,278	3,299
AXH Air Coolers (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.20%	10/31/2029	$4,877	4,849	4,877
AXH Air Coolers (14)(19)(25)	Preferred Equity	—	—	—	—	3,417	1,104	8,675
East BCC Coinvest II, LLC (14)(19)(25)	Equity Interest	—	—	—	—	1,419	1,229	—
Engineered Products Co., LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	4.75%	8.59%	8/12/2031	$85	79	79
Ergotron Acquisition LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.25%	8.97%	7/6/2028	$10,872	10,761	10,872
EXT Acquisitions, Inc. (3)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/19/2031	$—	—	—
EXT Acquisitions, Inc. (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/19/2031	$—	(3)	(3)
EXT Acquisitions, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	8.95%	12/19/2031	$4,835	4,787	4,811
FCG Acquisitions, Inc. (14)(19)(25)	Preferred Equity	—	—	—	—	4	—	—
Goodfellow (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.25%	7.27%	2/10/2032	€50	51	59
Goodfellow (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.25%	7.27%	2/10/2032	€50	51	59
Goodfellow (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	5.25%	8.98%	2/10/2032	£50	64	67
Goodfellow (6)(15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	2/10/2032	$50	50	50
PPT Group (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.50%	9.45%	2/28/2031	£6,131	7,658	8,185
PPT Group (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	5.50%	9.43%	2/28/2031	£220	287	260
PPT Group (3)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	SONIA	5.50%	9.44%	2/28/2031	£132	158	178
PPT Group (6)(14)(19)(25)	Equity Interest	—	—	—	—	376	376	335
TCFIII Owl Finance, LLC (19)(26)	Subordinated Debt	—	12.00% PIK	12.00%	1/30/2027	$6,965	6,947	6,965
Capital Equipment Total							$49,524	$56,654	5.1%

Chemicals, Plastics & Rubber
AP Plastics Group, LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	4.85%	8.72%	8/10/2030	$13,582	13,391	13,582
AP Plastics Group, LLC (16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.85%	8.72%	8/10/2030	$175	175	175
AP Plastics Group, LLC (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	8/10/2030	$—	(3)	(3)
Duraco (19)(29)(32)	First Lien Senior Secured Loan	SOFR	6.50%	10.16%	6/6/2029	$8,533	8,439	8,106
Duraco (3)(19)(32)	First Lien Senior Secured Loan - Revolver	SOFR	6.50%	10.24%	6/6/2029	$398	375	299
Plaskolite PPC Intermediate II LLC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	4.00% (4.00% PIK)	11.86%	5/9/2030	$7,224	7,070	7,080

				Interest	Maturity	Principal/		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares	Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Chemicals, Plastics & Rubber
Plaskolite PPC Intermediate II LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.00%	10.86%	2/7/2030	$73	62	60
V Global Holdings LLC (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.85%	9.62%	12/22/2027	$4,042	4,033	3,557
V Global Holdings LLC (16)(19)	First Lien Senior Secured Loan	EURIBOR	5.75%	7.76%	12/22/2027	€97	101	107
V Global Holdings LLC (16)(19)	First Lien Senior Secured Loan	SOFR	5.90%	9.77%	12/22/2027	$15,583	15,252	14,804
Chemicals, Plastics & Rubber Total							$48,895	$47,767	4.3%

Construction & Building
AGS American Glass Services Acquisition, LLC (15)(19)	First Lien Senior Secured Loan	SOFR	5.50%	9.22%	7/24/2031	$159	158	158
AGS American Glass Services Acquisition, LLC (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	7/24/2031	$—	(1)	(5)
AGS American Glass Services Acquisition, LLC (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/24/2031	$—	(2)	(2)
AGS American Services Investments, L.P. (14)(19)(25)	Equity Interest	—	—	—	—	3	338	338
BCSF ServiceMaster Investments, LLC (14)(19)(25)	Preferred Equity	—	—	—	—	—	28	55
Chase Industries, Inc. (15)(19)(26)	First Lien Senior Secured Loan	SOFR	5.65% (1.50% PIK)	10.82%	11/11/2027	$27,479	27,077	26,929
Chase Industries, Inc. (15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.65% (1.50% PIK)	10.82%	11/11/2027	$2,689	2,642	2,635
Chase Industries, Inc. (3)(15)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	5.65% (1.50% PIK)	10.82%	11/11/2027	$525	509	490
Elk (14)(19)(25)	Equity Interest	—	—	—	—	1	7	742
Elk (14)(19)(25)	Preferred Equity	—	—	—	—	72	722	1,175
G702 Buyer, Inc. (16)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.42%	7/2/2031	$159	159	156
G702 Buyer, Inc. (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/2/2031	$—	(11)	(12)
Service Master (18)(19)(26)	First Lien Senior Secured Loan	SOFR	6.01% (1.00% PIK)	10.89%	8/16/2027	$929	923	929
Service Master (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.01%	10.66%	8/16/2027	$14,222	14,204	14,222
Service Master (15)(19)(26)	First Lien Senior Secured Loan	SOFR	5.86% (1.00% PIK)	10.60%	8/16/2027	$1,581	1,573	1,581
Service Master (15)(19)(26)	First Lien Senior Secured Loan	SOFR	5.86% (1.00% PIK)	10.58%	8/16/2027	$7,648	7,606	7,648
Service Master (15)(19)(26)	First Lien Senior Secured Loan	SOFR	6.01% (1.00% PIK)	10.86%	12/31/2029	$3,918	3,918	3,918
Service Master (15)(19)(26)	First Lien Senior Secured Loan	SOFR	6.01% (1.00% PIK)	10.86%	12/31/2029	$130	130	130
Service Master (18)(19)(26)	First Lien Senior Secured Loan	SOFR	5.86% (1.00% PIK)	10.58%	8/16/2027	$3,167	3,167	3,167
Service Master (14)(19)(25)	Preferred Equity	—	—	—	—	—	169	—
Service Master (14)(19)(25)	Equity Interest	—	—	—	—	—	—	—
Zeus Fire & Security (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	8.77%	12/11/2030	$8,762	8,762	8,740
Zeus Fire & Security (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	8.85%	12/11/2030	$4,841	4,809	4,828
Zeus Fire & Security (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/11/2030	$—	(16)	(7)
Construction & Building Total							$76,871	$77,815	7.0%

				Interest	Maturity	Principal/		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares	Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Consumer Goods: Durable
New Milani Group LLC (15)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.44%	6/26/2031	$10,584	10,485	10,532
New Milani Group LLC (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	6/26/2031	$—	(2)	(2)
New Milani Group LLC (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	6/26/2031	$—	(12)	(6)
Stanton Carpet (15)(19)	Second Lien Senior Secured Loan	SOFR	9.15%	13.09%	3/31/2028	$11,434	11,317	11,434
Tangent Technologies Acquisition, LLC (15)(19)	Second Lien Senior Secured Loan	SOFR	9.00%	13.01%	5/30/2028	$8,915	8,831	8,915
TLC Holdco LP (14)(19)(25)	Equity Interest	—	—	—	—	1,281	1,221	482
TLC Purchaser, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.76%	9.47%	10/11/2027	$6,093	6,092	5,522
TLC Purchaser, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.76%	9.47%	10/11/2027	$13,038	12,933	12,256
TLC Purchaser, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	5.76%	9.43%	10/11/2027	$1,953	1,943	1,836
Consumer Goods: Durable Total							$52,808	$50,969	4.6%

Consumer Goods: Non-Durable
Evriholder (19)(29)(32)	First Lien Senior Secured Loan	SOFR	6.90%	10.57%	1/24/2028	$5,898	5,866	5,839
Fineline Technologies, Inc. (14)(19)(25)	Equity Interest	—	—	—	—	939	939	1,288
Hempz (15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	10/25/2029	$220	218	217
Hempz (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/25/2029	$—	(12)	(27)
RoC Skincare (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.25%	9.12%	2/21/2031	$9,825	9,713	9,825
RoC Skincare (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	2/21/2030	$—	(21)	—
Solaray, LLC (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.60%	9.44%	6/15/2028	$12,052	12,052	12,052
Solaray, LLC (15)(19)	First Lien Senior Secured Loan	SOFR	6.85%	10.69%	6/15/2028	$28,283	28,283	25,737
Solaray, LLC (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.85%	10.69%	6/15/2028	$13,026	13,011	11,853
Summer Fridays, LLC (15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	5/16/2031	$483	476	476
Summer Fridays, LLC (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	5/16/2031	$—	(12)	(13)
WU Holdco, Inc. (3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	4/15/2032	$—	(12)	—
WU Holdco, Inc. (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	4.75%	8.40%	4/15/2032	$303	287	303
Consumer Goods: Non-Durable Total							$70,788	$67,550	6.0%

Consumer Goods: Wholesale
WSP (2)(3)(5)(7)(14)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	4/27/2028	$—	(6)	(153)
WSP (14)(19)(25)	Equity Interest	—	—	—	—	2,898	2,898	—
WSP (7)(14)(15)(19)	First Lien Senior Secured Loan	SOFR	1.25%	5.45%	4/27/2028	$3,282	2,969	1,256
WSP (7)(14)(19)(26)	First Lien Senior Secured Loan	—	8.00% PIK	8.00%	4/27/2028	$2,213	1,995	—
WSP (14)(19)(25)	Preferred Equity	—	—	—	—	—	216	—
WSP (14)(19)(25)	Equity Interest	—	—	—	—	—	12	—
Consumer Goods: Wholesale Total							$8,084	$1,103	0.1%

Containers, Packaging & Glass
ASP-r-pac Acquisition Co LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	6.26%	10.10%	12/29/2027	$5,724	5,646	5,724
ASP-r-pac Acquisition Co LLC (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.11%	9.83%	12/29/2027	$2,716	2,687	2,716
Precision Concepts Parent Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	4.75%	8.59%	8/2/2032	$36	32	32
Precision Concepts Parent Inc. (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	8.59%	8/2/2032	$717	714	710
Containers, Packaging & Glass Total							$9,079	$9,182	0.8%

Environmental Industries
BCC HGS Investments 1, LLC (14)(19)(25)	Equity Interest	—	—	—	—	7	1,065	1,065
Humic Acquisition Holdings, LLC (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	10/21/2031	$—	(8)	(9)
Humic Acquisition Holdings, LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.75%	9.63%	10/21/2031	$936	916	915
Humic Acquisition Holdings, LLC (15)(19)	First Lien Senior Secured Loan	SOFR	5.75%	9.48%	10/21/2031	$14,519	14,448	14,446
Meteor UK Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.00%	8.73%	5/14/2032	£8,104	10,793	10,820
Meteor UK Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	5.00%	8.95%	5/14/2032	£4,858	6,460	6,486
Meteor UK Bidco Limited (3)(6)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	11/14/2031	£—	—	—

				Interest	Maturity	Principal/		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares	Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Environmental Industries
Reconomy (6)(18)(19)	First Lien Senior Secured Loan	SONIA	6.50%	10.22%	7/12/2029	£68	83	91
Reconomy (3)(6)(18)(19)(34)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.50%	10.17%	7/12/2029	£4,182	5,471	5,526
Reconomy (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	8.27%	7/12/2029	€27	28	32
Titan Cloud Software, Inc (18)(19)	First Lien Senior Secured Loan	SOFR	5.85%	9.69%	9/7/2029	$27,580	27,446	27,580
Titan Cloud Software, Inc (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.85%	9.55%	9/7/2029	$12,264	12,210	12,264
Titan Cloud Software, Inc (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.85%	9.69%	9/7/2028	$3,424	3,399	3,424
Titan Cloud Software, Inc (14)(19)(25)	Equity Interest	—	—	—	—	3,532	3,532	4,851
Environmental Industries Total							$85,843	$87,491	7.8%

FIRE: Finance
Allworth Financial Group, L.P. (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	8.47%	12/23/2027	$848	842	848
Allworth Financial Group, L.P. (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/23/2027	$—	(5)	—
Allworth Financial Group, L.P. (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	8.47%	12/23/2027	$5,012	4,984	5,012
Allworth Financial Group, L.P. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	4.75%	8.47%	12/23/2027	$1,459	1,452	1,459
Avalon Bidco Limited (6)(15)(19)	First Lien Senior Secured Loan	SONIA	6.25%	10.22%	4/16/2032	£50	65	66
Avalon Bidco Limited (3)(6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.25%	10.22%	4/16/2032	£2,556	3,318	3,369
Choreo (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	8.72%	2/18/2028	$128	128	128
Endurance Holdco Limited (6)(19)(25)(26)	Preferred Equity	—	12.50% PIK	12.50%	—	3,031	3,915	3,996
Insigneo Financial Group LLC (19)(26)	First Lien Senior Secured Loan	—	10.00% PIK	10.00%	8/1/2027	$1,945	1,958	1,945
Insigneo Financial Group LLC (15)(19)	First Lien Senior Secured Loan	SOFR	6.60%	10.30%	8/1/2028	$267	263	267
Insigneo Financial Group LLC (14)(19)(25)	Equity Interest	—	—	—	—	534	535	3,259
Lagerbox (6)(15)(19)	First Lien Senior Secured Loan	EURIBOR	3.50%	5.55%	12/20/2028	€750	779	880
LEP SAL Co-Invest, L.P. (6)(14)(19)(25)	Equity Interest	—	—	—	—	1,000	1,317	1,345
Monarch Finco, LLC (3)(17)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.25%	8.09%	10/29/2032	$18	18	18
Monarch Finco, LLC (3)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/29/2032	$—	—	—
Monarch Finco, LLC (17)(19)	First Lien Senior Secured Loan	SOFR	4.25%	8.09%	10/29/2032	$156	156	154
Parmenion (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.50%	9.46%	5/23/2029	£295	370	397
PMA (16)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.42%	1/31/2031	$58	57	58
PMA (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	1/31/2031	$—	(15)	—
Sikich (14)(19)(25)	Warrants	—	—	—	—	5	—	545
Sikich (14)(19)(25)	Warrants	—	—	—	—	2	—	156
Sikich (19)(25)(26)	Preferred Equity	—	13.00% PIK	13.00%	—	36	3,644	3,644
TA/Weg Holdings (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.50%	8.16%	10/2/2028	$2,301	2,299	2,299
TA/Weg Holdings (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.50%	8.16%	10/2/2028	$9,113	9,113	9,113
Wealth Enhancement Group (WEG) (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/2/2028	$—	(9)	—
Wealth Enhancement Group (WEG) (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.50%	8.16%	10/4/2028	$5,901	5,873	5,901
FIRE: Finance Total							$41,057	$44,859	4.0%

				Interest	Maturity	Principal/		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares	Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
FIRE: Insurance
McLarens Acquisition Inc. (16)(19)	First Lien Senior Secured Loan	SOFR	4.90%	8.56%	12/19/2027	$902	895	895
McLarens Acquisition Inc. (16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.90%	8.56%	12/19/2027	$413	410	410
McLarens Acquisition Inc. (16)(19)	First Lien Senior Secured Loan	SOFR	4.90%	8.56%	12/19/2027	$95	94	95
McLarens Acquisition Inc. (16)(19)	First Lien Senior Secured Loan	SOFR	4.90%	8.56%	12/19/2027	$249	249	249
McLarens Acquisition Inc. (16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.90%	8.56%	12/19/2027	$262	260	262
McLarens Acquisition Inc. (16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.90%	8.56%	12/19/2027	$6,983	6,982	6,983
McLarens Acquisition Inc. (16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.90%	8.56%	12/19/2027	$7	7	7
McLarens Acquisition Inc. (3)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.85%	8.61%	12/19/2027	$3,902	3,886	3,902
McLarens Acquisition Inc. (3)(6)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	4.87%	8.71%	12/19/2027	£948	1,248	1,276
McLarens Acquisition Inc. (3)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/19/2027	$—	—	—
McLarens Acquisition Inc. (2)(3)(5)(6)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/20/2027	£—	(3)	(3)
McLarens Acquisition Inc. (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/19/2027	$—	(7)	(7)
MRHT (2)(3)(5)(6)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	11/10/2031	€—	(14)	(16)
MRHT (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.00%	7.02%	5/17/2032	€2,145	2,498	2,463
Simplicity (16)(19)(29)	First Lien Senior Secured Loan	SOFR	4.75%	8.40%	12/31/2031	$10,173	10,083	10,173
Simplicity (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/31/2031	$—	(37)	—
Simplicity (3)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	8.40%	12/31/2031	$4,140	4,102	4,140
FIRE: Insurance Total							$30,653	$30,829	2.8%

Healthcare & Pharmaceuticals
Accident Care Alliance Holdco LLC (15)(19)	First Lien Senior Secured Loan	SOFR	5.00%	8.67%	8/20/2030	$1,259	1,253	1,253
Accident Care Alliance Holdco LLC (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	8/20/2030	$—	(3)	(13)
Accident Care Alliance Holdco LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	8.70%	8/20/2030	$380	368	367
AEG Vision (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.90%	9.57%	3/27/2027	$2,038	2,033	2,038
AEG Vision (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.90%	9.57%	3/27/2027	$16,186	16,149	16,186
AEG Vision (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.90%	9.57%	3/27/2027	$17,653	17,614	17,653
AEG Vision (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.90%	9.57%	3/27/2027	$41,731	41,386	41,731
Alldent Holding GmbH (3)(6)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	11/15/2032	€—	—	—
Alldent Holding GmbH (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	7.62%	11/15/2032	€1,600	1,836	1,859
AOM Infusion (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/19/2032	$—	(5)	(3)
AOM Infusion (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	3/19/2032	$—	(4)	(2)
Apollo Intelligence (16)(19)	First Lien Senior Secured Loan	SOFR	5.75%	9.50%	5/31/2028	$14,924	15,314	14,625
Apollo Intelligence (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.75%	9.50%	5/31/2028	$9,039	9,010	8,837
Apollo Intelligence (14)(19)(25)	Equity Interest	—	—	—	—	34	3,378	2,288
Beacon Specialized Living (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	9.17%	3/25/2028	$4,925	4,886	4,925
Beacon Specialized Living (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.17%	3/25/2028	$4,834	4,738	4,834
Beacon Specialized Living (3)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	3/25/2028	$—	—	—
Caregiver (19)(26)	Subordinated Debt	—	16.50% PIK	16.50%	1/1/2030	$9,846	9,750	9,699
CB Titan Holdings, Inc. (14)(19)(25)	Preferred Equity	—	—	—	—	1,953	1,953	—
CRH Healthcare Purchaser, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	9/17/2031	$7,336	7,301	7,299

				Interest	Maturity	Principal/		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares	Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Healthcare & Pharmaceuticals
CRH Healthcare Purchaser, Inc. (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	9/17/2031	$—	(5)	(10)
CRH Healthcare Purchaser, Inc. (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	9/17/2031	$—	(4)	(4)
EHE Health (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	9.17%	8/7/2030	$10,760	10,671	10,760
EHE Health (3)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	8/7/2030	$—	—	—
EHE Health (14)(19)(25)	Equity Interest	—	—	—	—	2,178	2,178	2,383
Great Expressions Dental Center PC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	1.15% (3.00% PIK)	7.82%	9/30/2026	$9,970	9,995	8,874
HealthDrive (3)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	8/20/2029	$—	-	-
HealthDrive (14)(19)(25)	Preferred Equity	—	—	—	—	18	1,822	2,198
Masco (6)(18)(19)(26)	Subordinated Debt	EURIBOR	9.25% (0.75% PIK)	12.23%	10/4/2032	€5,665	6,112	6,715
Mertus 522. GmbH (6)(18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	4.00% (3.00% PIK)	9.12%	5/28/2028	€232	260	261
Mertus 522. GmbH (6)(18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	4.00% (3.00% PIK)	9.13%	5/28/2028	€135	148	152
Nafinco (6)(15)(19)	First Lien Senior Secured Loan	EURIBOR	5.25%	7.37%	8/29/2031	€52	56	61
Nafinco (3)(6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.25%	7.37%	8/29/2031	€1,465	1,513	1,707
Nafinco (3)(6)(15)(19)	First Lien Senior Secured Loan - Revolver	EURIBOR	5.25%	7.29%	5/30/2031	€107	109	123
Odyssey Behavioral Health (15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.12%	5/21/2031	$1,607	1,590	1,607
Odyssey Behavioral Health (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	11/21/2030	$—	(74)	—
Odyssey Behavioral Health (14)(19)(25)	Equity Interest	—	—	—	—	22	2,234	2,370
Pharmacy Partners (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	2/28/2029	$—	(43)	—
Premier Imaging, LLC (15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.31% (1.95% PIK)	9.93%	3/31/2026	$2,207	2,204	1,954
Premier Imaging, LLC (15)(19)(26)(29)	First Lien Senior Secured Loan	SOFR	4.31% (1.95% PIK)	9.93%	3/31/2026	$8,228	8,218	7,282
Psychiatric Medical Care LLC (16)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.41%	7/1/2032	$177	175	175
Psychiatric Medical Care LLC (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/1/2032	$—	(23)	(25)
Red Nucleus (3)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	9.22%	10/17/2031	$405	384	405
Red Nucleus (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.25%	9.06%	10/17/2031	$298	270	298
RedMed Operations (Collage Rehabilitation) (15)(19)	First Lien Senior Secured Loan	SOFR	5.00%	8.72%	2/28/2031	$360	358	360
RedMed Operations (Collage Rehabilitation) (3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/28/2031	$—	(6)	—
RedMed Operations (Collage Rehabilitation) (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	8.77%	2/28/2031	$210	201	210
SunMed Group Holdings, LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.60%	9.44%	6/16/2028	$8,430	8,368	8,430
Sunmed Group Holdings, LLC (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	6/16/2027	$—	(1)	—
USME Holdco LLC (19)(26)	Subordinated Debt	—	17.00% PIK	17.00%	5/26/2031	$5,462	5,412	5,412
Vatica Health, Inc. (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/31/2032	$—	(9)	(9)
Vatica Health, Inc. (16)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.45%	10/31/2032	$9,089	9,000	8,998
WSHP Cottonwood Buyer, LLC (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/18/2032	$—	(7)	(7)
WSHP Cottonwood Buyer, LLC (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/18/2032	$—	(15)	(15)
WSHP Cottonwood Buyer, LLC (15)(19)	First Lien Senior Secured Loan	SOFR	5.00%	8.67%	12/18/2032	$5,851	5,822	5,822
Healthcare & Pharmaceuticals Total							$213,870	$210,063	18.8%

High Tech Industries
Access (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.25%	8.97%	6/28/2029	£80	99	108
Applitools (6)(16)(19)(26)	First Lien Senior Secured Loan	SOFR	6.25% PIK	9.92%	5/25/2029	$30,357	30,089	29,142
Applitools (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	5/25/2028	$—	(14)	(137)
Applitools (6)(14)(19)(25)	Equity Interest	—	—	—	—	20	11	8
Applitools (6)(14)(19)(25)	Equity Interest	—	—	—	—	8,297	4,762	3,365
Appriss (3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/10/2031	$—	(12)	—

				Interest	Maturity	Principal/		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares	Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
High Tech Industries
Appriss (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	8.69%	3/10/2031	$357	333	357
Appriss Holdings, Inc. (14)(19)(25)	Equity Interest	—	—	—	—	2,136	1,606	2,073
Appriss Holdings, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	4.85%	8.57%	5/6/2027	$5,503	5,472	5,503
Appriss Holdings, Inc. (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	5/6/2028	$—	(5)	(5)
AQ Software Corporation (19)(25)(26)	Preferred Equity	SOFR	10.00% PIK	13.60%	—	2	1,928	1,648
AQ Software Corporation (19)(25)(26)	Preferred Equity	SOFR	10.00% PIK	13.60%	—	3	3,212	2,746
AQ Software Corporation (19)(25)(26)	Preferred Equity	SOFR	10.00% PIK	13.60%	—	1	849	726
AQ Software Corporation (19)(25)(26)	Preferred Equity	SOFR	10.00% PIK	13.60%	—	2	2,224	1,917
Chartbeat (19)(26)	Subordinated Debt	—	16.00% PIK	16.00%	10/4/2030	$6,815	6,730	6,815
Chartbeat (14)(19)(25)	Warrants	—	—	—	—	1	—	344
Chartbeat (19)(26)	Subordinated Debt	—	16.00% PIK	16.00%	10/4/2030	$6,075	5,989	6,075
Cloud Technology Solutions (CTS) (6)(15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SONIA	2.52% (5.48% PIK)	11.90%	10/17/2031	£2,161	2,761	2,907
Cloud Technology Solutions (CTS) (6)(14)(19)(25)	Preferred Equity	—	—	—	—	4,835	5,937	7,422
Eagle Rock Capital Corporation (14)(19)(25)	Preferred Equity	—	—	—	—	2,429	2,429	6,509
Eleven Software (18)(19)	First Lien Senior Secured Loan	SOFR	8.00%	11.67%	4/25/2027	$7,439	7,413	7,439
Eleven Software (18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	8.10%	11.82%	9/25/2026	$1,488	1,486	1,488
Eleven Software (14)(19)(25)	Preferred Equity	—	—	—	—	109	109	133
Eleven Software (14)(19)(25)	Preferred Equity	—	—	—	—	896	896	1,096
Govineer Solutions (fka Black Mountain) (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	8.67%	10/7/2030	$4,389	4,361	4,389
Govineer Solutions (fka Black Mountain) (3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	10/7/2030	$—	(23)	—
Govineer Solutions (fka Black Mountain) (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/7/2030	$—	(15)	—
HG Insights, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	7.50%	11.23%	6/16/2031	$10,712	10,509	10,605
HG Insights, Inc. (14)(19)(25)	Equity Interest	—	—	—	—	505	777	861
LogRhythm (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/2/2029	$—	(9)	(33)
LogRhythm, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	7.50%	11.34%	7/2/2029	$3,978	3,869	3,818
NearMap (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/9/2028	$—	(50)	—
NearMap (15)(19)(29)	First Lien Senior Secured Loan	SOFR	4.75%	8.61%	12/9/2029	$19,314	19,272	19,314
NearMap (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/9/2028	$—	(13)	(13)
New Gen Holding (6)(18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	2.00% (4.25% PIK)	8.37%	5/28/2031	€3,375	3,802	3,932
PayRange (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/31/2030	$—	(33)	—
PayRange (14)(19)(25)	Equity Interest	—	—	—	—	4,527	4,527	7,682
PlentyMarkets (6)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	3.25% (3.70% PIK)	8.53%	4/2/2032	€1,576	1,830	1,836
RetailNext (15)(19)	First Lien Senior Secured Loan	SOFR	7.00%	10.76%	12/5/2030	$17,007	16,863	16,837
RetailNext (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.00%	10.86%	12/5/2030	$1,862	1,837	1,831
Revalize, Inc. (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.90%	8.57%	4/15/2027	$5,261	5,247	4,841
Revalize, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.90%	9.57%	4/15/2027	$939	935	831
Revalize, Inc. (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.90%	8.57%	4/15/2027	$1,971	1,965	1,813
SAM (19)(26)	First Lien Senior Secured Loan	—	13.50% PIK	13.50%	5/9/2028	$43,969	43,837	43,969
SensorTower (19)(29)(31)	First Lien Senior Secured Loan	SOFR	7.50%	11.20%	3/15/2029	$4,347	4,302	4,347
SensorTower (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	3/15/2029	$—	(10)	—
SensorTower (14)(19)(25)	Equity Interest	—	—	—	—	156	2,400	14,911
Superna Inc. (6)(15)(19)	First Lien Senior Secured Loan	SOFR	6.50%	10.24%	3/6/2028	$31,251	31,228	31,251
Superna Inc. (3)(5)(6)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/6/2028	$—	(10)	—
Superna Inc. (3)(5)(6)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	3/6/2028	$—	(10)	—
Superna Inc. (6)(14)(19)(25)	Equity Interest	—	—	—	—	1,463	1,463	2,559
Utimaco (6)(16)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	7.62%	5/14/2029	€67	72	79
Utimaco (6)(16)(19)	First Lien Senior Secured Loan	SOFR	5.93%	9.73%	5/14/2029	$94	93	94
Utimaco (6)(16)(19)	First Lien Senior Secured Loan	SOFR	5.93%	9.73%	5/14/2029	$192	191	192
Utimaco (6)(14)(19)(25)	Equity Interest	—	—	—	—	2	2,158	3,235
Utimaco (6)(14)(19)(25)	Preferred Equity	—	—	—	—	2	2,158	3,235

				Interest	Maturity	Principal/			Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares		Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
High Tech Industries
Ventiv Holdco, Inc. (14)(19)(25)	Equity Interest	—	—	—	—		529	2,833	909
High Tech Industries Total								$250,660	$271,004	24.3%
Hotel, Gaming & Leisure
Awayday (3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	5/6/2032		$—	(2)	—
Awayday (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	5/6/2032		$—	(11)	—
Awayday (15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	5/6/2032		$1,343	1,332	1,343
City BBQ (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.35%	9.10%	9/4/2030		$9,255	9,189	9,207
City BBQ (2)(3)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	9/4/2030		$—	—	(66)
City BBQ (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	9/4/2030		$—	(32)	(24)
City BBQ (14)(19)(25)	Preferred Equity	—	—	—	—		5	1,271	1,449
Le Berger SA (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	3.75%	5.77%	2/21/2028		€500	522	587
Pollo Tropical (15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.07%	10/23/2029		$2,709	2,681	2,709
Pollo Tropical (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/23/2029		$—	(9)	—
Pyramid Global Hospitality (19)(24)(29)	First Lien Senior Secured Loan	SOFR	5.25%	9.11%	1/19/2028		$9,503	9,370	9,503
Pyramid Global Hospitality (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	1/19/2028		$—	(27)	—
Hotel, Gaming & Leisure Total								$24,284	$24,708	2.2%

Media: Advertising, Printing & Publishing
Facts Global Energy (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	9.05%	12/20/2031		$50	50	49
Facts Global Energy (2)(3)(5)(6)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/20/2031		$—	(27)	(158)
Facts Global Energy (2)(3)(5)(6)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	6/20/2031		$—	(13)	(39)
Facts Global Energy (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	9.05%	12/20/2031		$50	50	49
OGH Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan	SONIA	6.50%	10.23%	6/29/2029		£139	165	177
OGH Bidco Limited (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.25%	10.23%	6/29/2029		£2,217	2,628	2,547
TGI Sport Bidco Pty Ltd (6)(18)(19)	First Lien Senior Secured Loan	BBSY	7.00%	10.60%	4/30/2026	AUD	98	76	66
TGI Sport Bidco Pty Ltd (6)(17)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	7.11%	10.83%	4/30/2026	AUD	106	73	73
TGI Sport Bidco Pty Ltd (6)(17)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.03%	9.76%	6/24/2029		£69	88	93
Media: Advertising, Printing & Publishing Total								$3,090	$2,857	0.3%

Media: Broadcasting & Subscription
Lightning Finco Limited (6)(16)(19)	First Lien Senior Secured Loan	SOFR	5.93%	9.59%	8/31/2028		$1,443	1,441	1,436
Lightning Finco Limited (6)(16)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	7.62%	8/31/2028		€1,300	1,435	1,518
Media: Broadcasting & Subscription Total								$2,876	$2,954	0.3%

				Interest	Maturity	Principal/			Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares		Cost	Value	NAV (4)
Media: Diversified & Production
Aptus 1724 Gmbh (6)(7)(14)(19)(21)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	7.15% PIK	10.89%	3/3/2028		$5,455	5,146	1,637
Efficient Collaborative Retail Marketing Company, LLC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	7.01% (2.50% PIK)	13.18%	9/30/2026		$11,433	9,614	9,947
Efficient Collaborative Retail Marketing Company, LLC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	7.01% (2.50% PIK)	13.18%	9/30/2026		$17,564	14,604	15,281
Efficient Collaborative Retail Marketing Company, LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.61%	10.33%	9/30/2026		$1,252	1,244	1,252
Music Creation Group Bidco GmbH (6)(7)(14)(19)(21)(26)	First Lien Senior Secured Loan	SOFR	7.15%PIK	10.89%	3/3/2028		$4,481	4,106	1,344
Soundwide, GmbH (3)(6)(7)(14)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/23/2026		€—	—	—
Media: Diversified & Production Total								$34,714	$29,461	2.6%

Metals & Mining
Elevation NewCo Intermediate, LLC (14)(19)(25)	Equity Interest	—	—	—	—		112	—	—
Elevation NewCo, LLC (2)(3)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	8/1/2031		$—	—	(18)
Elevation NewCo, LLC (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	8/1/2031		$—	(5)	(5)
Lindstrom, LLC (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.50%	9.20%	12/30/2032		$495	475	478
Lindstrom, LLC (16)(19)	First Lien Senior Secured Loan	SOFR	5.50%	9.20%	12/30/2032		$8,813	8,714	8,703
Metals & Mining Total								$9,184	$9,158	0.8%

Retail
Galeria (6)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	—	15.00% PIK	15.00%	4/9/2029		€10,294	11,172	12,081
Galeria (6)(14)(19)(25)	Equity Interest	—	—	—	—		101	22	24
New Look Vision Group (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	CORRA	5.25%	7.51%	5/26/2028	CAD	28	26	20
New Look Vision Group (3)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	CORRA	5.25%	7.51%	5/26/2028	CAD	828	599	604
New Look Vision Group (6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	8.92%	5/26/2028		$391	391	391
New Look Vision Group (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	CORRA	5.25%	7.51%	5/26/2028	CAD	54	43	39
Thrasio, LLC (7)(14)(15)(19)(26)	First Lien Senior Secured Loan	SOFR	10.11% PIK	13.84%	6/18/2029		$5,419	4,741	2,709
Thrasio, LLC (14)(19)(25)	Equity Interest	—	—	—	—		8	777	—
Thrasio, LLC (14)(19)(25)	Equity Interest	—	—	—	—		70	6,997	—
Thrasio, LLC (7)(14)(15)(19)(26)	First Lien Senior Secured Loan	SOFR	10.11% PIK	13.84%	6/18/2029		$1,745	1,546	1,745
Retail Total								$26,314	$17,613	1.6%

Services: Business
ACAMS (14)(19)(25)	Equity Interest	—	—	—	—		3,337	3,337	3,865
ACAMS (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/30/2031		$—	(17)	—
ACAMS (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	8.69%	12/30/2031		$13,704	13,566	13,704
Advanced Aircrew (15)(19)	First Lien Senior Secured Loan	SOFR	6.50%	10.22%	7/26/2030		$5,043	5,002	5,043
Advanced Aircrew (3)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/26/2030		$—	—	—
Advanced Aircrew (14)(19)(25)	Preferred Equity	—	—	—	—		592	592	644
Allbridge (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	9.17%	6/5/2030		$8,955	8,902	8,955
Allbridge (3)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	6/5/2030		$—	—	—
Allbridge (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	6/5/2030		$—	(21)	—
AMI (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	8.90%	10/17/2031		$9,204	9,144	9,204
AMI (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/17/2031		$—	(34)	—
Beneficium (6)(15)(19)	First Lien Senior Secured Loan	SONIA	5.75%	9.48%	6/28/2031		£7,497	9,401	9,883
Beneficium (2)(3)(6)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	6/28/2031		£—	—	(194)

				Interest	Maturity	Principal/		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares	Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Services: Business
BLI Buyer, Inc. (3)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	10/31/2031	$—	—	—
BLI Buyer, Inc. (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/31/2031	$—	(10)	(11)
BLI Buyer, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	5.00%	8.84%	10/31/2031	$9,629	9,581	9,581
Brook Bidco (6)(18)(19)(26)	First Lien Senior Secured Loan	SONIA	1.87% (5.66% PIK)	11.25%	7/10/2028	£920	1,240	1,114
Brook Bidco (6)(16)(19)(26)	First Lien Senior Secured Loan	SOFR	1.91% (5.93% PIK)	11.52%	7/10/2028	£368	487	437
Brook Bidco (6)(16)(19)(26)	First Lien Senior Secured Loan	SOFR	1.91% (5.93% PIK)	11.52%	7/10/2028	£132	181	157
Brook Bidco (6)(14)(19)(25)	Preferred Equity	—	—	—	—	11,656	9,941	5,591
Cube (18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	2.00% (4.50% PIK)	10.19%	5/20/2031	$53	53	53
Cube (6)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	3.00% (4.40% PIK)	11.08%	5/20/2031	$121	105	103
Cube (6)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SONIA	10.00% PIK	13.73%	5/22/2032	£2,185	2,992	2,939
Darcy Partners (18)(19)	First Lien Senior Secured Loan	SOFR	7.75%	11.45%	6/1/2028	$1,480	1,474	1,480
Darcy Partners (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.65%	11.50%	6/1/2028	$181	181	181
Darcy Partners (14)(19)(25)	Equity Interest	—	—	—	—	359	360	440
Datix Bidco Limited (17)(19)	First Lien Senior Secured Loan	SOFR	5.00%	8.73%	4/30/2031	$16,626	16,361	16,626
Datix Bidco Limited (3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	4/30/2031	$—	(22)	—
Datix Bidco Limited (3)(5)(6)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/30/2030	$—	(30)	—
Datix Bidco Limited (3)(6)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/30/2030	£—	—	—
Discovery Senior Living (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	8.47%	3/18/2030	$5,530	5,506	5,530
Discovery Senior Living (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	3/18/2030	$—	(20)	—
DTIQ (13)(19)(29)	First Lien Senior Secured Loan	SOFR	7.50%	11.22%	9/30/2029	$33,355	32,881	32,854
DTIQ (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	9/30/2029	$—	(30)	(81)
DTIQ (3)(13)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.50%	11.22%	9/30/2029	$806	806	746
DTIQ (14)(19)(25)	Equity Interest	—	—	—	—	3,995	—	—
DTIQ (14)(19)(25)	Equity Interest	—	—	—	—	1,985	681	1,559
Easy Ice (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.40%	9.24%	10/30/2030	$7,920	7,821	7,920
Easy Ice (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.40%	9.07%	10/30/2030	$3,161	3,098	3,161
Easy Ice (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.40%	9.09%	10/30/2030	$1,776	1,713	1,776
Electronic Merchant Systems (16)(19)(29)	First Lien Senior Secured Loan	SOFR	4.75%	8.48%	8/1/2030	$4,092	4,034	4,092
Electronic Merchant Systems (3)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	8/1/2030	$—	—	—
Electronic Merchant Systems (19)(25)	Equity Interest	—	—	—	—	148	1,042	1,991
Elevator Holdco Inc. (14)(19)(25)	Equity Interest	—	—	—	—	2	2,448	3,026
E-Tech Group (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	4/9/2030	$—	(9)	(16)
Fiduciaire Jean-Marc Faber (FJMF) (2)(3)(5)(6)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	4/3/2032	€—	(14)	(38)
Fiduciaire Jean-Marc Faber (FJMF) (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.50%	7.58%	4/3/2032	€50	55	58
Hollywood LP (6)(19)(25)(26)	Preferred Equity	—	12.50% PIK	12.50%	—	1,869	2,428	2,464
iBanFirst (6)(18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	9.75% PIK	11.77%	7/13/2028	€4,152	4,372	4,872
iBanFirst (6)(18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	9.75% PIK	11.77%	7/13/2028	€120	129	141
iBanFirst (6)(18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	9.75% PIK	11.77%	7/13/2028	€4,363	4,554	5,121
iBanFirst (6)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	9.75% PIK	11.77%	7/13/2028	€4,009	4,181	4,705
iBanFirst Facility (6)(14)(19)(25)	Preferred Equity	—	—	—	—	7,112	8,136	28,523
ImageTrend (15)(19)	First Lien Senior Secured Loan	SOFR	6.00%	9.84%	1/31/2029	$17,000	16,831	17,000

				Interest	Maturity	Principal/			Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares		Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Services: Business
ImageTrend (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	1/31/2029		$—	(31)	—
ImageTrend (15)(19)	First Lien Senior Secured Loan	SOFR	6.00%	9.72%	1/31/2029		$2,500	2,479	2,500
LEP CP Co-Invest, L.P. (6)(14)(19)(25)	Equity Interest	—	—	—	—		287	380	410
Mach 1 Bidco Limited (3)(6)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	3.00% (4.40% PIK)	11.07%	5/20/2031		$153	151	151
masLabor (18)(19)	First Lien Senior Secured Loan	SOFR	7.50%	11.15%	7/1/2027		$8,233	8,148	8,233
masLabor (14)(19)(25)	Equity Interest	—	—	—	—		173	173	642
Morrow Sodali (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	4/25/2028		$—	(12)	—
Morrow Sodali (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.48%	9.20%	4/25/2028		$2,573	2,564	2,573
Opus2 (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.28%	9.00%	5/5/2028		£123	169	165
Opus2 (6)(14)(19)(25)	Equity Interest	—	—	—	—		2,272	2,900	4,189
PRGX (15)(19)	First Lien Senior Secured Loan	SOFR	5.50%	9.16%	12/20/2030		$142	141	140
PRGX (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/20/2030		$—	(23)	(82)
Pure Wafer (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.35%	9.07%	11/12/2030		$1,384	1,376	1,384
Pure Wafer (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	11/12/2030		$—	(16)	—
Pure Wafer (19)(25)	Equity Interest	—	—	—	—		1,236	1,236	1,381
Rydoo (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	6.75%	8.87%	9/12/2031		€1,556	1,724	1,826
Rydoo (6)(15)(19)	First Lien Senior Secured Loan	EURIBOR	6.75%	8.87%	9/26/2031		€5,076	5,796	5,957
Rydoo (6)(14)(19)(25)	Equity Interest	—	—	—	—		1,529	1,790	2,378
Rydoo (6)(14)(19)(25)	Preferred Equity	—	—	—	—		655	767	861
SoftCo (6)(15)(19)	First Lien Senior Secured Loan	EURIBOR	6.50%	8.57%	2/22/2031		€2,000	2,148	2,347
SoftCo (6)(14)(19)(25)	Equity Interest	—	—	—	—		500	537	734
Spring Finco BV (2)(3)(6)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	7/15/2029	NOK	—	—	(65)
TEI Holdings Inc. (17)(29)	First Lien Senior Secured Loan	SOFR	4.00%	7.67%	4/9/2031		$2,621	2,610	2,610
TES Global (6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	5.00%	9.01%	1/27/2029		£12	15	16
Webcentral (6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	6.50%	8.62%	12/18/2030		€17	18	20
Webcentral (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.50%	10.53%	12/18/2030		€217	238	242
Webcentral (6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.50%	10.53%	12/18/2030		$87	87	87
Services: Business Total								$228,774	$253,898	22.7%

				Interest	Maturity	Principal/		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares	Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Services: Consumer
CorePower Yoga, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	4/30/2031	$7,960	7,920	7,960
CorePower Yoga, LLC (3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	4/30/2031	$—	(2)	—
CorePower Yoga, LLC (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	4/30/2031	$—	(8)	—
Master ConcessionAir (19)(33)	First Lien Senior Secured Loan	SOFR	8.75%	12.44%	6/21/2029	$1,706	1,678	1,621
Master ConcessionAir (3)(19)(33)	First Lien Senior Secured Loan - Delayed Draw	SOFR	8.75%	12.64%	6/21/2029	$182	181	159
Master ConcessionAir (3)(19)(33)	First Lien Senior Secured Loan - Revolver	SOFR	8.75%	12.49%	6/21/2029	$217	213	205
MZR Aggregator (14)(19)(25)	Equity Interest	—	—	—	—	1	798	75
MZR Aggregator (14)(19)(25)	Equity Interest	—	—	—	—	—	12	15
MZR Buyer, LLC (15)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	6.90% (0.50% PIK)	11.06%	12/22/2028	$5,229	5,186	4,889
MZR Buyer, LLC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	7.00% (0.50% PIK)	11.56%	12/22/2028	$455	450	450
MZR Buyer, LLC (15)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	6.90% (0.50% PIK)	11.06%	12/22/2028	$1,732	1,711	1,619
MZR Buyer, LLC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	6.90% (0.50% PIK)	11.07%	12/22/2028	$25,491	24,919	23,834
Owl Acquisition, LLC (16)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.63%	4/17/2032	$642	639	629
Owl Acquisition, LLC (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	4/17/2032	$—	(8)	(47)
Owl Acquisition, LLC (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	8.69%	4/17/2032	$200	198	178
Spotless Brands (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.37%	7/25/2028	$11,330	11,281	11,330
Vasa Fitness Buyer, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	6.35%	10.07%	8/15/2030	$66	70	65
Vasa Fitness, LLC (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.35%	10.08%	8/15/2030	$580	571	561
Vasa Fitness, LLC (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	8/15/2030	$—	(2)	(3)
WhiteWater Express (19)(26)	Subordinated Debt	—	14.00% PIK	14.00%	3/31/2031	$9,164	9,094	9,164
Services: Consumer Total							$64,901	$62,704	5.6%

Telecommunications
Meriplex Communications, Ltd. (16)(19)	First Lien Senior Secured Loan	SOFR	5.10%	8.82%	7/17/2028	$11,966	11,846	11,757
Meriplex Communications, Ltd. (16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.10%	8.82%	7/17/2028	$7,102	7,053	6,978
Meriplex Communications, Ltd. (16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.10%	8.82%	7/17/2028	$2,824	2,800	2,775
Substantial Holdco Limited (3)(6)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	—	8.00% (4.00% PIK)	12.00%	4/20/2030	£253	338	340
Taoglas (15)(19)	First Lien Senior Secured Loan	SOFR	7.25%	10.92%	2/28/2029	$9,877	9,813	9,704
Taoglas (3)(6)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.25%	10.99%	2/28/2029	$1,284	1,284	1,260
Taoglas (6)(15)(19)	First Lien Senior Secured Loan	SOFR	7.25%	10.92%	2/28/2029	$444	436	436
Taoglas (14)(19)(25)	Equity Interest	—	—	—	—	2,259	2,259	1,901
Taoglas (15)(19)	First Lien Senior Secured Loan	SOFR	7.25%	10.92%	2/28/2029	$894	894	894
Taoglas (14)(19)(25)	Equity Interest	—	—	—	—	20	20	17
Taoglas (15)(19)	First Lien Senior Secured Loan	SOFR	7.25%	10.92%	2/28/2029	$18,277	18,025	17,957
Telecommunications Total							$54,768	$54,019	4.8%

				Interest	Maturity	Principal/		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares	Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Transportation: Cargo
A&R Logistics, Inc. (15)(19)(26)	First Lien Senior Secured Loan	SOFR	2.65% (4.25% PIK)	10.56%	2/3/2028	$13,161	13,128	11,581
A&R Logistics, Inc. (3)(15)(19)(22)(26)	First Lien Senior Secured Loan - Revolver	SOFR	2.50% (4.25% PIK)	10.48%	2/3/2028	$4,624	4,561	3,877
A&R Logistics, Inc. (15)(19)(26)	First Lien Senior Secured Loan	SOFR	2.65% (4.25% PIK)	10.56%	2/3/2028	$2,398	2,391	2,110
A&R Logistics, Inc. (15)(19)(26)	First Lien Senior Secured Loan	SOFR	2.65% (4.25% PIK)	10.56%	2/3/2028	$926	920	815
A&R Logistics, Inc. (15)(19)(26)	First Lien Senior Secured Loan	SOFR	2.65% (4.25% PIK)	10.56%	2/3/2028	$2,693	2,689	2,370
A&R Logistics, Inc. (15)(19)(26)	First Lien Senior Secured Loan	SOFR	2.65% (4.25% PIK)	10.56%	2/3/2028	$5,937	5,925	5,224
ARL Holdings, LLC (14)(19)(25)	Equity Interest	—	—	—	—	—	445	—
ARL Holdings, LLC (14)(19)(25)	Equity Interest	—	—	—	—	9	9	—
Grammer Investment Holdings LLC (14)(19)(25)	Equity Interest	—	—	—	—	1,011	1,019	—
Grammer Investment Holdings LLC (14)(19)(25)	Warrants	—	—	—	—	122	—	—
Grammer Investment Holdings LLC (14)(19)(25)	Preferred Equity	—	—	—	—	11	1,095	—
Gulf Winds International (15)(19)(26)(29)	First Lien Senior Secured Loan	SOFR	6.00% (1.00% PIK)	10.72%	12/16/2028	$11,954	11,744	11,356
Gulf Winds International (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.00%	10.72%	12/16/2028	$4,096	3,996	3,812
Gulf Winds International (15)(19)(26)	First Lien Senior Secured Loan	SOFR	6.00% (1.00% PIK)	10.72%	12/16/2028	$1,072	1,065	1,018
ICAT Logistics, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	6.25%	9.97%	3/1/2029	$182	181	180
ICAT Logistics, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.25%	9.97%	3/1/2029	$1,371	1,332	1,289
ICAT Logistics, Inc. (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	3/1/2029	$—	(12)	(13)
REP Coinvest III- A Omni, L.P. (14)(19)(25)	Equity Interest	—	—	—	—	1,377	1,377	728
RoadOne (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.25%	9.95%	12/29/2028	$11,883	11,670	11,883
RoadOne (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.25%	9.95%	12/29/2028	$929	919	929
RoadOne (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.25%	10.03%	12/29/2028	$3,922	3,856	3,922
Transportation: Cargo Total							$68,310	$61,081	5.5%

Transportation: Consumer
PrimeFlight (15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.12%	5/1/2029	$9,334	9,252	9,334
PrimeFlight Acquisition LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	9.35%	5/1/2029	$11,944	11,792	11,944
PrimeFlight Acquisition LLC (15)(19)	First Lien Senior Secured Loan	SOFR	5.50%	9.17%	5/1/2029	$826	826	826
PrimeFlight Acquisition LLC (15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	5/1/2029	$4,014	3,969	4,014
Transportation: Consumer Total							$25,839	$26,118	2.3%

Utilities: Electric
KAMC Holdings, Inc. (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.25%	9.10%	8/1/2031	$7,857	7,770	7,768
KAMC Holdings, Inc. (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.25%	9.07%	8/1/2031	$263	253	252
Utilities: Electric Total							$8,023	$8,020	0.7%

Utilities: Water
Vessco Water (3)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.50%	8.22%	7/24/2031	$2,758	2,740	2,757
Vessco Water (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/24/2031	$—	(9)	—
Utilities: Water Total							$2,731	$2,757	0.2%

				Interest	Maturity	Principal/			Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares		Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Wholesale
Abracon Group Holding, LLC. (7)(14)(16)(19)(26)	First Lien Senior Secured Loan	SOFR	2.05% (4.60% PIK)	10.54%	7/6/2028		$14,939	13,613	8,964
Abracon Group Holding, LLC. (7)(14)(16)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	2.05% (4.60% PIK)	10.54%	7/6/2028		$2,112	1,916	1,267
Chex Finer Foods, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.00%	9.74%	6/6/2031		$8,945	8,892	8,945
Chex Finer Foods, LLC (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	6/6/2031		$—	(16)	—
Chex Finer Foods, LLC (3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	6/6/2031		$—	(14)	—
Fifty AU Bidco Pty Ltd (18)(19)	First Lien Senior Secured Loan	BBSY	5.00%	8.79%	8/1/2031	AUD	2,396	1,543	1,591
Fifty U.S. Bidco Inc (15)(19)	First Lien Senior Secured Loan	SOFR	5.00%	8.67%	8/1/2031		$700	696	696
Fifty U.S. Bidco Inc (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	8/1/2031		$—	(4)	(15)
Fifty U.S. Bidco Inc (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	8.67%	8/1/2031		$1,171	1,159	1,163
Hultec (14)(19)(25)	Equity Interest	—	—	—	—		1	651	1,019
SureWerx (16)(19)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	12/28/2029		$932	929	927
SureWerx (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/28/2029		$—	(6)	(5)
SureWerx (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/28/2028		$—	(13)	(6)
SureWerx (3)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/28/2028	CAD	—	—	—
Wholesale Total								$29,346	$24,546	2.2%

Non-Controlled/Non-Affiliate Investments Total								$1,891,513	$1,905,297	170.5%

Non-Controlled/Affiliate Investments
Aerospace & Defense
Ansett Aviation Training (6)(10)(14)(19)(25)	Equity Interest	—	—	—	—		5,119	3,842	18,384
Aerospace & Defense Total								$3,842	$18,384	1.6%

Beverage, Food & Tobacco
ADT Pizza, LLC (10)(14)(19)(25)	Equity Interest	—	—	—	—		6,720	3,372	—
Beverage, Food & Tobacco Total								$3,372	$—	0.0%

Consumer Goods: Durable
Walker Edison (3)(7)(10)(14)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/2/2026		$290	290	290
Consumer Goods: Durable Total								$290	$290	0.1%

Non-Controlled/Affiliate Investments Total								$7,504	$18,674	1.7%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Controlled Affiliate Investments
Aerospace & Defense
BCC Jetstream Holdings Aviation (Off I), LLC (6)(10)(11)(14)(20)(25)	Equity Interest	—	—	—	—	11,863	11,863	7,539
BCC Jetstream Holdings Aviation (On II), LLC (10)(11)(14)(20)	First Lien Senior Secured Loan	—	—	—	—	$8,013	8,013	4,583
BCC Jetstream Holdings Aviation (On II), LLC (10)(11)(14)(20)(25)	Equity Interest	—	—	—	—	1,116	1,116	—
Gale Aviation (Offshore) Co (6)(10)(11)(14)(19)(25)	Equity Interest	—	—	—	—	72,247	66,754	55,758
Aerospace & Defense Total							$87,746	$67,880	6.1%

FIRE: Finance
Legacy Corporate Lending HoldCo, LLC (10)(11)(14)(19)(25)	Equity Interest	—	—	—	—	1	900	1,287
Legacy Corporate Lending HoldCo, LLC (10)(11)(19)(25)	Preferred Equity	—	—	—	—	66	59,400	68,748
Legacy Corporate Lending HoldCo, LLC (10)(11)(14)(19)(25)	Equity Interest	—	—	—	—	1	—	—
FIRE: Finance Total							$60,300	$70,035	6.3%

Investment Vehicles
Bain Capital Senior Loan Program, LLC (6)(10)(11)(18)(19)	Subordinated Note Investment Vehicles	—	10.00%	10.00%	12/27/2033	$169,995	169,995	157,925
Bain Capital Senior Loan Program, LLC (6)(10)(11)(25)	Preferred Equity Interest Investment Vehicles	—	—	—	—	10	10	1,836
Bain Capital Senior Loan Program, LLC (6)(10)(11)(25)	Equity Interest Investment Vehicles	—	—	—	—	10	5,594	5,007
International Senior Loan Program, LLC (6)(10)(11)(18)(19)	Subordinated Note Investment Vehicles	SOFR	8.00%	11.69%	2/22/2028	$190,729	190,729	190,729
International Senior Loan Program, LLC (6)(10)(11)(25)	Equity Interest Investment Vehicles	—	—	—	—	63,587	60,614	43,554
Investment Vehicles Total							$426,942	$399,051	35.7%

Services: Business
Parcel2Go (6)(10)(11)(14)(19)(25)	Preferred Equity	—	—	—	—	14,221	—	—
Parcel2Go (6)(10)(11)(14)(19)(25)	Equity Interest	—	—	—	—	—	—	—
Parcel2Go (6)(10)(11)(18)(19)	First Lien Senior Secured Loan	SONIA	7.00%	10.97%	11/26/2031	£49	62	56
Services: Business Total							$62	$56	0.0%

Services: Consumer
SG Global Midco Limited (6)(10)(11)(19)	First Lien Senior Secured Loan	—	10.00%	10.00%	12/31/2028	£2	3	3
Surrey Bidco Limited (6)(7)(10)(11)(14)(18)(19)(26)	First Lien Senior Secured Loan	SONIA	7.28% PIK	11.00%	12/31/2028	£69	77	22
Voltaire Topco Limited (6)(10)(11)(14)(19)(25)	Equity Interest	—	—	—	—	—	—	—
Services: Consumer Total							$80	$25	0.0%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Controlled Affiliate Investments
Transportation: Cargo
Lightning Holdings B, LLC (6)(10)(11)(14)(19)(25)	Equity Interest	—	—	—	—	28,209	28,520	47,423
Transportation: Cargo Total							$28,520	$47,423	4.2%
Controlled Affiliate Investments Total							$603,650	$584,470	52.3%
Investments Total							$2,502,667	$2,508,441	224.5%

Cash Equivalents
Goldman Sachs Financial Square Government Fund Institutional Share Class	Cash Equivalents	—	—	3.69%	—	$12,002	12,002	12,002
Goldman Sachs US Treasury Liquid Reserves Fund (30)	Cash Equivalents	—	—	3.70%	—	$26,812	26,812	26,812
Cash Equivalents Total							$38,814	$38,814	3.5%
Investments and Cash Equivalents Total							$2,541,481	$2,547,255	228.0%

Interest Rate Swap

Description	Hedged Items	Company Receives	Company Pays	Counterparty	Settlement Date	Notional Amount	Upfront Payments/Receipts	Unrealized Appreciation
Interest Rate Swap	March 2030 Notes	5.95%	SOFR + 1.90%	Wells Fargo	3/15/2030	$350,000	$-	$7,976

Forward Foreign Currency Exchange Contracts

				Unrealized
Currency Purchased	Currency Sold	Counterparty	Settlement Date	Appreciation(8)
US DOLLARS 148	EURO 0	Wells Fargo	1/9/2026	$(503)
US DOLLARS 7,650	EURO 7,225	Bank of New York Mellon	1/28/2026	(847)
US DOLLARS 1,388	POUND STERLING 1,118	Bank of New York Mellon	1/30/2026	(116)
US DOLLARS 1,922	POUND STERLING 1,480	Bank of New York Mellon	3/20/2026	(69)
US DOLLARS 1,060	EURO 1,820	Bank of New York Mellon	3/27/2026	(1,086)
US DOLLARS 9,445	EURO 8,610	BNP Paribas	3/30/2026	(710)
US DOLLARS 1,034	POUND STERLING 0	BNP Paribas	4/10/2026	(1,038)
US DOLLARS 3,130	POUND STERLING 2,410	US Bank	4/14/2026	(111)
US DOLLARS 19,307	EURO 16,810	US Bank	5/12/2026	(556)
US DOLLARS 13,483	POUND STERLING 10,160	US Bank	5/14/2026	(179)
US DOLLARS 1,167	EURO 0	Wells Fargo	5/19/2026	(1,168)
US DOLLARS 58	POUND STERLING 55	Bank of New York Mellon	6/8/2026	(16)
US DOLLARS 819	EURO 700	Bank of New York Mellon	6/8/2026	(9)
US DOLLARS 5,137	EURO 4,400	Bank of New York Mellon	6/9/2026	(69)
US DOLLARS 2,760	EURO 2,360	Bank of New York Mellon	6/10/2026	(32)
US DOLLARS 290	NEW ZEALAND DOLLAR 725	Bank of New York Mellon	6/15/2026	(129)
US DOLLARS 3,959	POUND STERLING 2,915	Bank of New York Mellon	6/17/2026	40
US DOLLARS 7,661	POUND STERLING 5,690	Bank of New York Mellon	6/25/2026	10
US DOLLARS 2,451	POUND STERLING 1,810	US Bank	6/25/2026	18
US DOLLARS 2,451	AUSTRALIAN DOLLARS 3,739	Bank of New York Mellon	7/16/2026	(40)
US DOLLARS 8,665	POUND STERLING 6,450	Wells Fargo	7/16/2026	(6)
US DOLLARS 4,375	EURO 3,680	Wells Fargo	7/16/2026	15
US DOLLARS 3,206	AUSTRALIAN DOLLARS 4,900	US Bank	7/31/2026	(57)
US DOLLARS 5,343	POUND STERLING 4,007	BNP Paribas	7/31/2026	(43)
US DOLLARS 11,061	EURO 9,445	BNP Paribas	7/31/2026	(136)
US DOLLARS 5,895	EURO 4,980	Wells Fargo	8/13/2026	(11)
US DOLLARS 3,248	AUSTRALIAN DOLLARS 5,195	Bank of New York Mellon	8/20/2026	(210)
US DOLLARS 999	EURO 0	Bank of New York Mellon	8/20/2026	(999)
US DOLLARS 5,570	EURO 4,860	Wells Fargo	8/20/2026	(195)
US DOLLARS 952	CANADIAN DOLLAR 1,310	Bank of New York Mellon	8/20/2026	(12)
US DOLLARS 7,111	POUND STERLING 5,620	Bank of New York Mellon	8/27/2026	(443)
US DOLLARS 5,359	AUSTRALIAN DOLLARS 8,060	Bank of New York Mellon	9/16/2026	(4)
US DOLLARS 7,171	POUND STERLING 5,316	US Bank	9/24/2026	27
US DOLLARS 3,473	POUND STERLING 2,590	US Bank	10/2/2026	(7)
US DOLLARS 3,170	EURO 2,700	US Bank	10/2/2026	(38)
US DOLLARS 16,837	EURO 14,100	Bank of New York Mellon	10/2/2026	84
US DOLLARS 1,083	POUND STERLING 800	Wells Fargo	10/26/2026	8
US DOLLARS 5,756	POUND STERLING 4,380	US Bank	11/10/2026	(129)
US DOLLARS 1,648	EURO 1,400	Wells Fargo	11/20/2026	(18)
US DOLLARS 4,355	POUND STERLING 3,350	Bank of New York Mellon	11/25/2026	(145)
US DOLLARS 983	EURO 830	US Bank	12/7/2026	(5)
US DOLLARS 2,278	EURO 2,000	Bank of New York Mellon	10/28/2027	(127)
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

The Company’s primary focus is capitalizing on opportunities within Bain Capital Credit’s Senior Direct Lending Strategy, which seeks to provide risk-adjusted returns and current income to its investors by investing primarily in middle-market companies with between $10.0 million and $150.0 million in annual earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Company may, from time to time, invest in larger or smaller companies. The Company focuses on senior investments with a first or second lien on collateral and strong structures and documentation intended to protect the lender (including “unitranche” loans, which are loans that combine both senior and mezzanine debt). The Company generally seeks to retain effective voting control in respect of the loans or particular classes of securities in which the Company invests through maintaining affirmative voting positions or negotiating consent rights that allow the Company to retain a blocking position. The Company may also invest in mezzanine debt and other junior securities, including common and preferred equity and in secondary purchases of assets or portfolios on an opportunistic basis, but such investments are not the principal focus of the Company’s investment strategy. The Company may also invest, from time to time, in distressed debt, debtor-in-possession loans, structured products, structurally subordinate loans, investments with deferred interest features, zero-coupon securities and defaulted securities.

The Company’s operations are comprised of a single operating and reportable business segment, asset management. The Chief Operating Decision Maker (the “CODM”) consists of the Company’s Chief Executive Officer and Chief Financial Officer, as these are the individuals responsible for determining the Company’s investment strategy, capital allocation, expense structure, launch and dissolution and entering into significant contracts on behalf of the Company. The CODM uses key metrics to determine how to allocate resources and in determining the amount of dividends to be distributed to the Company's stockholders. Key metrics include, but are not limited to, net investment income and net increase in net assets resulting from operations that are reported on the Consolidated Statements of Operations, Financial Highlights reported in Note 11, underlying investment cost and market value as disclosed on the consolidated schedule of investments and expected yield relative to the risk of the individual assets as disclosed in the composition of the investment portfolio and associated yield table. As the Company's operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

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

The information included in this Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies. Distributions received from an equity interest, limited liability company or a limited partnership investment are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. For the three months ended March 31, 2026 and 2025, the Company recorded $6.6 million and $6.5 million, respectively, of dividend income, of which, $0.6 million and $0.1 million, respectively, related to PIK dividends.

Certain structuring fees and amendment fees are recorded as other income when earned. Administrative agent fees received by the Company are recorded as other income when the services are rendered.

Expenses are recorded on an accrual basis.

Non-Accrual Loans

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of March 31, 2026, there were eleven loans from six issuers on non-accrual. As of December 31, 2025, there were twelve loans from six issuers on non-accrual.

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

The Company intends to timely distribute to its stockholders substantially all of its annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and, depending upon the level of the Company’s taxable income earned in a year, the Company may choose to carry forward taxable income for distribution in the following year and incur applicable U.S. federal excise tax and pay a 4% tax on such income, as required. To the extent that we determine that our estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the three months ended March 31, 2026 and 2025, we recorded an expense of $0.9 million and $1.1 million, respectively for U.S. federal excise tax.

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

The Company intends to comply with the applicable provisions of the Code pertaining to RICs and to make distributions of taxable income sufficient to relieve it from substantially all U.S. federal income taxes. Accordingly, no provision for U.S. federal income taxes is required in the Consolidated Financial Statements. For U.S. federal income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through March 31, 2026 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until the Company files our tax return for the tax year ending December 31, 2026. The character of income and gains that the Company distributes is determined in accordance with U.S. federal income tax regulations that may differ from US GAAP. BCSF CFSH, LLC, BCSF CFS, LLC, and BCC Middle Market CLO 2019‑1, LLC are disregarded entities for U.S. federal income tax purposes and are consolidated with the tax return of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its Consolidated Financial Statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes, if any, are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits related to uncertain tax positions on returns to be filed by the Company for all open tax years should be recorded. The Company identifies its major tax jurisdiction as the United States, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. As of March 31, 2026, the tax years that remain subject to examination are from 2023 forward.

Recent Accounting Pronouncements

The Company’s management has evaluated recently issued accounting standards through May 11, 2026, the issuance date of the Consolidated Financial Statements, and noted that no recent accounting pronouncements will have a material impact on the Consolidated Financial Statements of the Company except for what is noted below:

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

Note 3. Investments

The following table shows the composition of the investment portfolio, at amortized cost and fair value as of March 31, 2026 (with corresponding percentage of total portfolio investments):

	As of March 31, 2026
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loan	$1,671,244	67.2%	$1,631,124	66.0%
Second Lien Senior Secured Loan	29,846	1.2	30,069	1.2
Subordinated Debt	88,992	3.6	81,721	3.3
Preferred Equity	126,322	5.1	165,100	6.7
Equity Interest	130,526	5.3	167,325	6.8
Warrants	—	—	768	0.0
Subordinated Notes in Investment Vehicles (1)	369,709	14.9	357,639	14.5
Preferred Equity Interest in Investment Vehicles (1)	10	0.0	1,836	0.1
Equity Interests in Investment Vehicles (1)	66,209	2.7	35,216	1.4
Total	$2,482,858	100.0%	$2,470,798	100.0%

(1)
Represents debt and equity investment in ISLP and SLP.

The following table shows the composition of the investment portfolio, at amortized cost and fair value as of December 31, 2025 (with corresponding percentage of total portfolio investments):

	As of December 31, 2025
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loans	$1,625,569	64.9%	$1,598,731	63.8%
Second Lien Senior Secured Loans	29,819	1.2	30,020	1.2
Subordinated Debt	99,272	4.0	95,687	3.8
Preferred Equity	121,965	4.9	157,244	6.3
Equity Interests	199,100	8.0	226,663	9.0
Warrants	—	0.0	1,045	0.0
Subordinated Notes in Investment Vehicles (1)	360,724	14.4	348,654	13.9
Preferred Equity Interest in Investment Vehicles (1)	10	0.0	1,836	0.1
Equity Interests in Investment Vehicles (1)	66,208	2.6	48,561	1.9
Total	$2,502,667	100.0%	$2,508,441	100.0%

(1)
Represents debt and equity investment in ISLP and SLP.

The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value as of March 31, 2026 (with corresponding percentage of total portfolio investments):

	As of March 31, 2026
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
USA	$2,235,249	90.1%	$2,178,973	88.3%
United Kingdom	58,325	2.4	59,437	2.4
Belgium	32,431	1.3	53,697	2.2
Cayman Islands	33,292	1.3	49,616	2.0
Canada	35,398	1.4	36,741	1.5
Australia	7,346	0.3	22,482	0.9
Luxembourg	21,375	0.9	22,308	0.9
Germany	21,004	0.8	13,502	0.5
Ireland	16,929	0.7	12,462	0.5
Jersey	6,576	0.3	6,580	0.3
Guernsey	5,867	0.2	5,830	0.2
Netherlands	4,480	0.2	4,537	0.2
France	3,447	0.1	3,514	0.1
Bermuda	752	0.0	751	0.0
New Zealand	387	0.0	368	0.0
Total	$2,482,858	100.0%	$2,470,798	100.0%

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

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of March 31, 2026 (with corresponding percentage of total portfolio investments):

	As of March 31, 2026
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Investment Vehicles (2)	$435,928	17.7%	$394,691	16.1%
High Tech Industries	254,788	10.4	265,783	10.9
Services: Business	228,103	9.2	248,936	10.1
Healthcare & Pharmaceuticals	216,073	8.7	211,199	8.5
Aerospace & Defense	165,044	6.6	173,680	7.0
FIRE: Finance (1)	114,379	4.6	133,385	5.4
Beverage, Food & Tobacco	132,041	5.3	130,146	5.3
Transportation: Cargo	100,320	4.0	111,437	4.5
Environmental Industries	99,000	4.0	99,008	4.0
Automotive	102,659	4.1	94,680	3.8
Construction & Building	85,329	3.4	86,448	3.5
Consumer Goods: Non-Durable	71,132	2.9	67,906	2.7
Services: Consumer	65,128	2.6	62,701	2.5
Telecommunications	55,713	2.2	55,175	2.2
Capital Equipment	38,117	1.5	48,225	2.0
Chemicals, Plastics & Rubber	47,896	1.9	46,585	1.9
Consumer Goods: Durable	41,170	1.7	39,901	1.6
FIRE: Insurance (1)	35,006	1.4	35,104	1.4
Hotel, Gaming & Leisure	32,611	1.3	32,923	1.3
Transportation: Consumer	31,539	1.3	31,849	1.3
Media: Diversified & Production	36,877	1.5	28,832	1.2
Wholesale	37,762	1.5	23,396	0.9
Retail	26,460	1.1	19,180	0.8
Containers, Packaging & Glass	9,680	0.4	9,769	0.4
Utilities: Electric	8,009	0.3	7,946	0.3
Media: Advertising, Printing & Publishing	4,673	0.2	4,277	0.2
Utilities: Water	3,056	0.1	3,080	0.1
Media: Broadcasting & Subscription	2,879	0.1	2,927	0.1
FIRE: Real Estate(1)	779	0.0	864	0.0
Metals & Mining	707	0.0	765	0.0
Total	$2,482,858	100.0%	$2,470,798	100.0%

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

Unconsolidated Significant Subsidiary

The following unconsolidated subsidiaries are considered significant subsidiaries under SEC Regulation S-X Rule 10-01(b)(1) and Regulation S-X Rule 4-08(g) as of March 31, 2026. Accordingly, summarized, comparative financial information is presented below for the unconsolidated significant subsidiaries: the International Senior Loan Program, LLC (“ISLP”), Bain Capital Senior Loan Program, LLC (“SLP”), and Legacy Corporate Lending HoldCo, LLC (“Legacy Corporate Lending”).

International Senior Loan Program, LLC

On February 9, 2021, the Company and Pantheon (“Pantheon”), a leading global alternative private markets manager, formed the International Senior Loan Program, LLC (“ISLP”), an unconsolidated joint venture. ISLP invests primarily in non-US first lien senior secured loans. ISLP was formed as a Delaware limited liability company. The Company and Pantheon committed to initially provide $138.3 million of debt and $46.1 million of equity capital, to ISLP. Equity contributions will be called from each member on a pro-rata basis, based on their equity commitments. Pursuant to the terms of the transaction, Pantheon invested $50.0 million to acquire a 29.5% stake in ISLP. The Company contributed debt investments of $317.1 million for a 70.5% stake in ISLP, and received a one-time gross distribution of $190.2 million in cash in consideration of contributing such investments. On December 14, 2023, the Company and Pantheon entered into the second amendment to the amended and restated limited liability company agreement which, among other things, increased capital commitments and changed the proportionate share ownership. The Company and Pantheon agreed to contribute an additional $5.0 million and $45.3 million, respectively, which resulted in new ownership stakes of 64.0% and 36.0%, respectively. As of March 31, 2026, the Company’s investment in ISLP consisted of subordinated notes of $190.7 million and equity interests of $31.6 million. As of December 31, 2025, the Company’s investment in ISLP consisted of subordinated notes of $190.7 million and equity interests of $43.6 million.

As of March 31, 2026, the Company had commitments with respect to its equity and subordinated note interests of ISLP in the aggregate amount of $254.3 million. The Company had contributed $254.3 million in capital and has $0.0 million in unfunded capital contributions. As of March 31, 2026, Pantheon had commitments with respect to its equity and subordinated note interests of ISLP in the aggregate amount of $149.2 million. Pantheon had contributed $149.2 million in capital and has $0.0 million in unfunded capital contributions.

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

As of March 31, 2026, ISLP had $711.9 million in debt and equity investments, at fair value. As of December 31, 2025, ISLP had $733.1 million in debt and equity investments, at fair value.

Additionally, on February 9, 2021, ISLP, through a wholly-owned subsidiary, entered into a $300.0 million senior secured revolving credit facility which bears interest at LIBOR (or an alternative risk-free interest rate index) plus 225 basis points with JP Morgan (the “ISLP Credit Facility Tranche A”).

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

As of March 31, 2026, the ISLP Credit Facility had $372.5 million of outstanding debt under the credit facility. As of December 31, 2025 the ISLP Credit Facility had $381.4 million of outstanding debt under the credit facility. The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the three months ended March 31, 2026 and year ended December 31, 2025 were 5.1% and 5.8%, respectively.

Below is a summary of ISLP’s portfolio at fair value:

	As of	As of
	March 31, 2026	December 31, 2025
Total investments	$711,887	$733,104
Weighted average yield on investments	9.6%	9.6%
Number of borrowers in ISLP	40	40
Largest portfolio company investment	$53,627	$52,026
Total of five largest portfolio company investments	$201,632	$200,518
Unfunded commitments	$877	$1,344

Below is a listing of ISLP’s individual investments as of March 31, 2026:

International Senior Loan Program, LLC

Consolidated Schedule of Investments

As of March 31, 2026

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
Australian Dollar
Aerospace & Defense
Ansett Aviation Training (14)(19)	Equity Interest	—	—	—	—		10,238	7,115	37,750
Aerospace & Defense Total								$7,115	$37,750	83.8%

Media: Advertising, Printing & Publishing
TGI Sport Bidco Pty Ltd (18)(19)	First Lien Senior Secured Loan	BBSY	7.00%	11.11%	4/30/2026	AUD	9,730	7,153	6,665
TGI Sport Bidco Pty Ltd (17)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	7.11%	10.78%	4/30/2026	AUD	4,081	2,568	2,796
Media: Advertising, Printing & Publishing Total								$9,721	$9,461	21.0%

Australian Dollar Total								$16,836	$47,211	104.8%

British Pound
Capital Equipment
Goodfellow (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	5.25%	8.98%	2/10/2032		£1,564	2,121	2,042
Capital Equipment Total								$2,121	$2,042	4.5%

Environmental Industries
Reconomy (18)(19)	First Lien Senior Secured Loan	SONIA	6.50%	10.23%	7/12/2029		£6,050	7,045	7,980
Reconomy (18)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	6.25%	8.38%	7/12/2029		£6,578	8,094	8,628
Reconomy (18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.50%	10.20%	7/12/2029		£6,578	8,450	8,431
Environmental Industries Total								$23,589	$25,039	55.6%

FIRE: Finance
Avalon Bidco Limited (15)(19)	First Lien Senior Secured Loan	SONIA	6.25%	9.99%	4/16/2032		£12,058	16,247	15,705
Parmenion (18)(19)	First Lien Senior Secured Loan	SONIA	5.50%	9.31%	5/23/2029		£29,070	35,444	38,343
FIRE: Finance Total								$51,691	$54,048	120.0%

FIRE: Insurance
Margaux UK Finance Limited (16)(19)	First Lien Senior Secured Loan	SONIA	4.75%	8.60%	12/19/2027		£7,221	9,122	9,524
FIRE: Insurance Total								$9,122	$9,524	21.1%

				Interest	Maturity	Principal /		Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	Equity (4)
British Pound
High Tech Industries
Access (18)(19)	First Lien Senior Secured Loan	SONIA	5.25%	8.98%	6/28/2029	£7,880	9,137	10,394
Access (18)(19)	First Lien Senior Secured Loan	SONIA	5.25%	8.98%	6/28/2029	£9,764	11,887	12,879
Cloud Technology Solutions (CTS) (15)(19)(26)	First Lien Senior Secured Loan	SONIA	2.53% (5.47% PIK)	11.73%	1/3/2030	£10,267	13,043	13,542
High Tech Industries Total							$34,067	$36,815	81.7%

Media: Advertising, Printing & Publishing
OGH Bidco Limited (18)(19)	First Lien Senior Secured Loan	SOFR	6.50%	10.16%	9/2/2029	£5,172	6,068	5,659
OGH Bidco Limited (18)(19)	First Lien Senior Secured Loan	SONIA	6.50%	10.23%	6/29/2029	£13,160	15,257	16,317
TGI Sport Bidco Pty Ltd (17)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.03%	9.79%	6/24/2029	£6,700	8,636	8,837
Media: Advertising, Printing & Publishing Total							$29,961	$30,813	68.4%

Services: Business
Beneficium (15)(19)	First Lien Senior Secured Loan	SONIA	5.50%	9.23%	6/28/2031	£7,497	9,736	9,690
Brook Bidco (18)(19)(26)	First Lien Senior Secured Loan	SONIA	1.80% (5.48% PIK)	11.00%	7/10/2028	£29,530	39,734	35,054
Datix Bidco Limited (17)(19)	First Lien Senior Secured Loan	SONIA	5.00%	8.82%	4/30/2031	£8,160	10,517	10,763
Brook Bidco (16)(19)(26)	First Lien Senior Secured Loan	SOFR	1.98% (6.12% PIK)	11.78%	7/10/2028	£6,543	8,620	7,757
Brook Bidco (3)(16)(19)(26)	First Lien Senior Secured Loan	SOFR	1.98% (6.12% PIK)	11.77%	7/10/2028	£9,149	12,022	10,816
Opus2 (18)(19)	First Lien Senior Secured Loan	SONIA	5.28%	9.00%	5/5/2028	£12,151	16,582	16,028
Parcel2Go (18)(19)	First Lien Senior Secured Loan	SONIA	7.00%	10.73%	11/26/2031	£4,969	6,276	5,571
Parcel2Go (14)(19)	Preferred Equity	—	—	—	—	1,407,911	—	—
Parcel2Go (14)(19)	Equity Interest	—	—	—	—	5	—	—
TES Global (18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	5.00%	8.73%	1/27/2029	£1,200	1,494	1,574
TES Global (18)(19)	First Lien Senior Secured Loan	SONIA	5.00%	8.73%	2/1/2029	£14,364	17,704	18,946
Services: Business Total							$122,685	$116,199	258.1%

Services: Consumer
SG Global Midco Limited (19)(26)	First Lien Senior Secured Loan	—	10.00% PIK	10.00%	12/31/2028	£215	285	283
Surrey Bidco Limited (7)(14)(18)(19)(26)	First Lien Senior Secured Loan	SONIA	6.28% PIK	10.00%	12/31/2028	£7,982	8,929	—
Voltaire Topco Limited (14)(19)	Equity Interest	—	—	—	—	43	—	—
Services: Consumer Total							$9,214	$283	0.6%

British Pound Total							$282,450	$274,763	610.0%

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
Canadian Dollar
Retail
New Look (Delaware) Corporation (15)(19)	First Lien Senior Secured Loan	CORRA	5.25%	7.56%	5/26/2028	CAD	17,828	14,628	12,777
New Look Vision Group (15)(19)	First Lien Senior Secured Loan - Delayed Draw	CORRA	5.25%	7.56%	5/26/2028	CAD	1,159	894	831
New Look Vision Group (15)(19)	First Lien Senior Secured Loan - Delayed Draw	CORRA	5.25%	7.56%	5/26/2028	CAD	2,225	1,601	1,594
Retail Total								$17,123	$15,202	33.7%

Canadian Dollar Total								$17,123	$15,202	33.7%

European Currency
Capital Equipment
Goodfellow (15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.25%	7.38%	2/10/2032		€5,450	6,335	6,218
Goodfellow (15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.25%	7.38%	2/10/2032		€1,655	1,924	1,888
Capital Equipment Total								$8,259	$8,106	18.0%

Chemicals, Plastics & Rubber
V Global Holdings LLC (16)(19)(26)	First Lien Senior Secured Loan	EURIBOR	2.05% (3.70% PIK)	7.73%	12/22/2027		€9,059	9,210	9,761
Chemicals, Plastics & Rubber Total								$9,210	$9,761	21.7%

Environmental Industries
Reconomy (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	8.38%	7/12/2029		€2,440	2,475	2,812
Environmental Industries Total								$2,475	$2,812	6.2%

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
European Currency
FIRE: Insurance
MRHT (18)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.00%	7.16%	5/17/2032		€13,809	15,930	15,754
FIRE: Insurance Total								$15,930	$15,754	35.0%

Healthcare & Pharmaceuticals
Mertus 522. GmbH (18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	4.00% (3.00% PIK)	9.50%	5/28/2028		€13,556	16,435	14,997
Mertus 522. GmbH (18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	4.00% (3.00% PIK)	9.12%	5/28/2028		€22,963	27,850	25,404
Nafinco (15)(19)	First Lien Senior Secured Loan	EURIBOR	5.25%	7.37%	8/29/2031		€8,000	8,429	9,127
Pharmathen (18)(19)(26)	First Lien Senior Secured Loan- Revolver	EURIBOR	7.18% PIK	9.30%	1/19/2029		€14,825	16,719	15,376
Pharmathen (18)(19)(26)	First Lien Senior Secured Loan- Revolver	EURIBOR	7.18% PIK	9.30%	1/19/2029		€2,696	2,648	2,796
Healthcare & Pharmaceuticals Total								$72,081	$67,700	150.3%

High Tech Industries
New Gen Holding (18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	3.00% (4.25% PIK)	9.75%	5/28/2031		€23,600	27,725	26,992
Onventis (15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	7.25%	9.29%	1/14/2030		€13,919	15,107	16,040
PlentyMarkets (18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	2.80% (3.70% PIK)	8.45%	4/2/2032		€15,560	17,957	17,303
Utimaco (16)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	7.62%	5/14/2029		€6,005	6,097	6,920
High Tech Industries Total								$66,886	$67,255	149.3%

Media: Broadcasting & Subscription
Lightning Finco Limited (16)(19)	First Lien Senior Secured Loan	EURIBOR	5.75%	7.87%	8/31/2028		€2,619	2,951	3,003
Media: Broadcasting & Subscription Total								$2,951	$3,003	6.7%

Media: Diversified & Production
Aptus 1724. Gmbh (7)(14)(19)(21)(26)	First Lien Senior Secured Loan	EURIBOR	7.00% PIK	9.07%	3/3/2028		€36,230	42,816	2,088
Media: Diversified & Production Total								$42,816	$2,088	4.6%

Services: Business
iBanFirst (18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	9.75% PIK	11.78%	7/13/2028		€16,475	18,598	18,986
Fiduciaire Jean-Marc Faber (FJMF) (15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.50%	7.58%	4/3/2032		€7,904	9,106	9,063
Webcentral (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	8.75%	12/18/2030		€3,423	3,786	3,944
Webcentral (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.25%	9.88%	12/18/2030		€3,123	3,590	3,567
Webcentral (18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.25%	9.88%	12/18/2030		€3,323	3,462	3,829
Services: Business Total								$38,542	$39,389	87.4%

European Currency Total								$259,150	$215,868	479.2%

Norwegian Krone
Services: Business
Spring Finco BV (18)(19)	First Lien Senior Secured Loan	NIBOR	5.00%	8.99%	7/15/2029	NOK	174,360	16,601	17,590
Services: Business Total								$16,601	$17,590	39.1%

Norwegian Krone Total								$16,601	$17,590	39.1%

				Interest	Maturity	Principal /		Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	Equity (4)
U.S. Dollar
Automotive
Cardo (18)(19)	First Lien Senior Secured Loan	SOFR	5.25%	8.98%	5/12/2028	$9,653	9,622	9,653
Automotive Total							$9,622	$9,653	21.4%

Capital Equipment
Goodfellow (15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	8.95%	2/10/2032	$2,174	2,155	2,152
Capital Equipment Total							$2,155	$2,152	4.8%

Chemicals, Plastics & Rubber
V Global Holdings LLC (16)(19)(26)	First Lien Senior Secured Loan	SOFR	2.20% (3.70% PIK)	9.55%	12/22/2027	$23,016	23,016	21,750
Chemicals, Plastics & Rubber Total							$23,016	$21,750	48.3%

Consumer Goods: Durable
Stanton Carpet (15)(19)	Second Lien Senior Secured Loan	SOFR	9.15%	12.80%	3/31/2028	$5,000	4,970	5,000
Consumer Goods: Durable Total							$4,970	$5,000	11.1%

High Tech Industries
NearMap (15)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.42%	12/9/2029	$23,050	22,924	23,050
Utimaco (16)(19)	First Lien Senior Secured Loan	SOFR	5.93%	9.65%	5/14/2029	$12,043	11,987	12,043
Utimaco (16)(19)	First Lien Senior Secured Loan	SOFR	5.93%	9.65%	5/14/2029	$6,260	6,230	6,260
High Tech Industries Total							$41,141	$41,353	91.8%

Media: Advertising, Printing & Publishing
Facts Global Energy (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.20%	12/20/2031	$9,411	9,329	9,129
Facts Global Energy (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.20%	12/20/2031	$6,763	6,704	6,560
Media: Advertising, Printing & Publishing Total							$16,033	$15,689	34.8%

Media: Broadcasting & Subscription
Lightning Finco Limited (16)(19)	First Lien Senior Secured Loan	SOFR	5.93%	9.59%	8/31/2028	$23,907	23,833	23,787
Media: Broadcasting and Subscription Total							$23,833	$23,787	52.8%

Media: Diversified & Production
Aptus 1724 Gmbh (7)(14)(19)(21)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	7.15% PIK	10.89%	3/3/2028	$10,351	10,324	518
Media: Diversified & Production Total							$10,324	$518	1.2%

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
U.S. Dollar
Services: Business
Easy Ice (15)(19)	First Lien Senior Secured Loan	SOFR	5.40%	9.07%	10/30/2030		$8,394	8,293	8,394
Cube (18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	3.00% (4.40% PIK)	11.09%	5/20/2031		$9,562	9,562	9,562
Services: Business Total								$17,855	$17,956	39.9%

U.S. Dollar Total								$148,949	$137,858	306.1%

New Zealand Dollar
Beverage, Food & Tobacco
Hellers (18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	BKBM	4.00% (1.50% PIK)	8.09%	9/27/2030	$NZ	5,980	3,490	3,395
Beverage, Food & Tobacco Total								$3,490	$3,395	7.6%

New Zealand Dollar Total								$3,490	$3,395	7.6%

Investments Total								$744,599	$711,887	1580.5%

Cash Equivalents
Goldman Sachs Financial Square Government Fund Institutional Shares (27)	Cash Equivalents	—	—	3.55%	—		$2,747	2,747	2,747
Goldman Sachs US $ Treasury Liquid Reserves Fund Institutional Shares (27)	Cash Equivalents	—	—	3.54%	—		$848	848	848
Cash Equivalents Total								$3,595	$3,595	7.9%
Investments and Cash Equivalents Total								$748,194	$715,482	1588.4%

Forward Foreign Currency Exchange Contracts

			Settlement	Unrealized
Currency Purchased	Currency Sold	Counterparty	Date	Appreciation(8)
US DOLLARS 7,640	BRITISH POUNDS 5,695	Goldman Sachs	4/2/2026	118
BRITISH POUNDS 2,723	US DOLLARS 3,639	Goldman Sachs	4/2/2026	(42)
BRITISH POUNDS 2,972	US DOLLARS 3,919	Goldman Sachs	4/2/2026	7
EURO 1,750	BRITISH POUNDS 1,545	Standard Chartered	4/2/2026	(22)
BRITISH POUNDS 278	EURO 320	Standard Chartered	4/2/2026	(2)
BRITISH POUNDS 1,267	EURO 1,458	Standard Chartered	4/2/2026	(8)
US DOLLARS 2,820	BRITISH POUNDS 2,117	Morgan Stanley	5/8/2026	28
US DOLLARS 1,545	BRITISH POUNDS 1,145	Morgan Stanley	6/2/2026	35
EURO 3,289	BRITISH POUNDS 2,835	BNP Paribas	6/2/2026	62
US DOLLARS 3,443	EURO 2,960	BNP Paribas	6/2/2026	23
EURO 1,950	US DOLLARS 2,318	BNP Paribas	6/2/2026	(66)
US DOLLARS 12,381	BRITISH POUNDS 10,280	Morgan Stanley	6/8/2026	(1,174)
US DOLLARS 22,672	EURO 20,600	Standard Chartered	6/8/2026	(1,132)
US DOLLARS 2,365	EURO 2,040	BNP Paribas	6/10/2026	8
EURO 2,003	US DOLLARS 2,365	BNP Paribas	6/10/2026	(50)
US DOLLARS 1,889	NEW ZEALAND DOLLARS 3,146	Standard Chartered	6/25/2026	89
US DOLLARS 3,563	AUSTRALIAN DOLLARS 5,490	BNP Paribas	7/30/2026	(191)
US DOLLARS 12,143	AUSTRALIAN DOLLARS 18,568	Morgan Stanley	9/10/2026	(542)
US DOLLARS 6,778	BRITISH POUNDS 5,010	Morgan Stanley	9/10/2026	179
AUSTRALIAN DOLLARS 8,042	US DOLLARS 5,279	Morgan Stanley	9/10/2026	215
BRITISH POUNDS 2,890	US DOLLARS 3,893	Morgan Stanley	9/10/2026	(86)
US DOLLARS 7,318	AUSTRALIAN DOLLARS 11,205	Standard Chartered	9/10/2026	(337)
EURO 427	NEW ZEALAND DOLLARS 853	Morgan Stanley	9/16/2026	6
US DOLLARS 9,578	AUSTRALIAN DOLLARS 14,489	Standard Chartered	10/2/2026	(315)
US DOLLARS 1,813	CANADIAN DOLLARS 2,494	Standard Chartered	10/2/2026	13
EURO 784	NORWEGIAN KRONE 9,370	Standard Chartered	10/2/2026	(49)
EURO 2,178	AUSTRALIAN DOLLARS 3,931	Standard Chartered	10/2/2026	(156)
EURO 412	CANADIAN DOLLARS 677	Standard Chartered	10/2/2026	(10)
EURO 4,925	US DOLLARS 5,890	Standard Chartered	10/2/2026	(174)
US DOLLARS 28,295	EURO 2,3720	Standard Chartered	10/2/2026	767
US DOLLARS 3,447	NORWEGIAN KRONE 34,539	Standard Chartered	10/2/2026	(90)
EURO 10,100	US DOLLARS 12,162	Standard Chartered	10/2/2026	(441)
US DOLLARS 8,851	AUSTRALIAN DOLLARS 13,286	BNP Paribas	10/2/2026	(221)
EURO 552	BRITISH POUNDS 490	BNP Paribas	10/19/2026	(4)
EURO 843	AUSTRALIAN DOLLARS 1,517	BNP Paribas	10/30/2026	(56)
EURO 2,039	AUSTRALIAN DOLLARS 3,605	BNP Paribas	10/30/2026	(91)
US DOLLARS 2,347	EURO 2,000	Morgan Stanley	11/6/2026	23
EURO 2,68	BRITISH POUNDS 240	Morgan Stanley	11/6/2026	(4)
US DOLLARS 2,230	BRITISH POUNDS 1,700	Morgan Stanley	11/6/2026	(7)
US DOLLARS 27,514	EURO 2,3460	Standard Chartered	11/6/2026	257
EURO 16,651	US DOLLARS 1,9758	Standard Chartered	1/7/2027	(375)
US DOLLARS 6,060	BRITISH POUNDS 4,500	Goldman Sachs	2/22/2027	150
EURO 233	CANADIAN DOLLARS 376	Morgan Stanley	2/22/2027	(1)
US DOLLARS 1,025	CANADIAN DOLLARS 1,384	Morgan Stanley	2/22/2027	22
US DOLLARS 1,631	BRITISH POUNDS 1,243	Goldman Sachs	3/8/2027	(1)
EURO 3,443	AUSTRALIAN DOLLARS 5,820	Morgan Stanley	3/8/2027	59
EURO 2,157	BRITISH POUNDS 1,900	Morgan Stanley	3/8/2027	21
EURO 907	BRITISH POUNDS 803	Standard Chartered	3/8/2027	2
EURO 5,430	US DOLLARS 6,400	Standard Chartered	3/8/2027	(69)
EURO 2,466	US DOLLARS 2,900	BNP Paribas	3/8/2027	(25)
				$(3,657)

(1)
The investments bear interest at a rate that may be determined by reference to the Euro Interbank Offered Rate (“EURIBOR” or “E”), the Bank Bill Benchmark Rate (“BKBM”), the Norwegian Interbank Offered Rate (“NIBOR” or “N”), the Canadian Overnight Repo Rate Average (“CORRA”), the Bank Bill Swap Bid Rate (“BBSY”), the Sterling Overnight Index Average (“SONIA”) or Secured Overnight Financing Rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may provide for Payment-in-Kind (“PIK”). For each, the Company has provided the PIK or the spread over EURIBOR, BKBM, NIBOR, CORRA, BBSY, SONIA, or SOFR and the current weighted average interest rate in effect at March 31, 2026. Certain investments are subject to a EURIBOR, BKBM, NIBOR, CORRA, BBSY, SONIA, or SOFR interest rate floor.
(2)
Tick mark not used.
(3)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.
(4)
Percentages are based on the ISLP's net assets (in thousands) of $45,043 as of March 31, 2026.
(5)
Tick mark not used.
(6)
Tick mark not used.
(7)
Loan was on non-accrual status as of March 31, 2026.
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
(27)
Cash equivalents include $3,595 of restricted cash.

Below is a listing of ISLP’s individual investments as of December 31, 2025:

International Senior Loan Program, LLC

Consolidated Schedule of Investments

As of December 31, 2025

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
Australian Dollar
Aerospace & Defense
Ansett Aviation Training (14)(19)	Equity Interest	—	—	—	—	AUD	10,238	7,115	36,769
Aerospace & Defense Total								$7,115	$36,769	57.0%

Media: Advertising, Printing & Publishing
TGI Sport Bidco Pty Ltd (18)(19)	First Lien Senior Secured Loan	BBSY	7.00%	10.60%	4/30/2026	AUD	9,730	7,137	6,492
TGI Sport Bidco Pty Ltd (17)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	7.11%	10.83%	4/30/2026	AUD	4,081	2,568	2,723
Media: Advertising, Printing & Publishing Total								$9,705	$9,215	14.3%

Australian Dollar Total								$16,820	$45,984	71.3%

British Pound
Capital Equipment
Goodfellow (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	5.25%	8.98%	2/10/2032		£1,564	2,121	2,082
Capital Equipment Total								$2,121	$2,082	3.2%

Environmental Industries
Reconomy (18)(19)	First Lien Senior Secured Loan	SONIA	6.50%	10.22%	7/12/2029		£6,050	7,045	8,138
Reconomy (18)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	6.25%	8.27%	7/12/2029		£6,578	8,093	8,791
Reconomy (18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.50%	10.17%	7/12/2029		£6,578	8,450	8,501
Environmental Industries Total								$23,588	$25,430	39.5%

FIRE: Finance
Avalon Bidco Limited (15)(19)	First Lien Senior Secured Loan	SONIA	6.25%	10.22%	4/16/2032		£12,058	16,240	16,017
Parmenion (18)(19)	First Lien Senior Secured Loan	SONIA	5.50%	9.46%	5/23/2029		£29,070	35,429	39,105
FIRE: Finance Total								$51,669	$55,122	85.5%

FIRE: Insurance
Margaux UK Finance Limited (16)(19)	First Lien Senior Secured Loan	SONIA	4.75%	8.48%	12/19/2027		£7,240	9,147	9,740
FIRE: Insurance Total								$9,147	$9,740	15.1%

				Interest	Maturity	Principal /		Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	Equity (4)
British Pound
High Tech Industries
Access (18)(19)	First Lien Senior Secured Loan	SONIA	5.25%	8.97%	6/28/2029	£7,880	9,134	10,600
Access (18)(19)	First Lien Senior Secured Loan	SONIA	5.00%	8.73%	6/28/2029	£9,764	11,887	13,135
Cloud Technology Solutions (CTS) (15)(19)(26)	First Lien Senior Secured Loan	SONIA	2.53% (5.47% PIK)	11.73%	1/3/2030	£9,872	12,510	13,280
High Tech Industries Total							$33,531	$37,015	57.4%

Media: Advertising, Printing & Publishing
OGH Bidco Limited (18)(19)	First Lien Senior Secured Loan	SOFR	6.50%	10.61%	9/2/2029	£5,172	6,068	5,703
OGH Bidco Limited (18)(19)	First Lien Senior Secured Loan	SONIA	6.50%	10.23%	6/29/2029	£13,160	15,252	16,773
TGI Sport Bidco Pty Ltd (17)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.03%	9.76%	6/24/2029	£6,700	8,636	9,013
Media: Advertising, Printing & Publishing Total							$29,956	$31,489	48.9%

Services: Business
Beneficium (15)(19)	First Lien Senior Secured Loan	SONIA	5.75%	9.48%	6/28/2031	£7,497	9,733	9,883
Brook Bidco (18)(19)(26)	First Lien Senior Secured Loan	SONIA	1.87% (5.66% PIK)	11.25%	7/10/2028	£28,318	38,068	34,284
Brook Bidco (16)(19)(26)	First Lien Senior Secured Loan	SOFR	1.91% (5.93% PIK)	11.52%	7/10/2028	£6,244	8,250	7,410
Brook Bidco (16)(19)(26)	First Lien Senior Secured Loan	SOFR	1.91% (5.93% PIK)	11.52%	7/10/2028	£8,734	11,506	10,332
Datix Bidco Limited (17)(19)	First Lien Senior Secured Loan	SONIA	5.00%	8.99%	4/30/2031	£8,160	10,510	10,976
Opus2 (18)(19)	First Lien Senior Secured Loan	SONIA	5.28%	9.00%	5/5/2028	£12,151	16,572	16,346
Parcel2Go (18)(19)	First Lien Senior Secured Loan	SONIA	7.00%	10.97%	11/26/2031	£4,713	5,938	5,390
Parcel2Go (14)(19)	Preferred Equity	—	—	—	—	£1,407,911	—	—
Parcel2Go (14)(19)	Equity Interest	—	—	—	—	£5	—	—
TES Global (18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	5.00%	9.01%	1/27/2029	£1,200	1,494	1,606
TES Global (18)(19)	First Lien Senior Secured Loan	SONIA	5.00%	9.01%	2/1/2029	£14,364	17,695	19,322
Services: Business Total							$119,766	$115,549	179.3%

Services: Consumer
SG Global Midco Limited (19)	First Lien Senior Secured Loan	—	10.00% PIK	10.00%	12/31/2028	£215	285	289
Surrey Bidco Limited (7)(14)(18)(19)(26)	First Lien Senior Secured Loan	SONIA	7.28% PIK	11.00%	12/31/2028	£7,594	8,406	2,554
Voltaire Topco Limited (14)(19)	Equity Interest	—	—	—	—	£43	—	—
Services: Consumer Total							$8,691	$2,843	4.4%

British Pound Total							$278,469	$279,270	433.3%

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
Canadian Dollar
Retail
New Look (Delaware) Corporation (15)(19)	First Lien Senior Secured Loan	CORRA	5.25%	7.51%	5/26/2028	CAD	17,874	14,661	13,027
New Look Vision Group (15)(19)	First Lien Senior Secured Loan - Delayed Draw	CORRA	5.25%	7.51%	5/26/2028	CAD	1,162	896	847
New Look Vision Group (15)(19)	First Lien Senior Secured Loan - Delayed Draw	CORRA	5.25%	7.51%	5/26/2028	CAD	2,231	1,605	1,626
Retail Total								$17,162	$15,500	24.0%

Canadian Dollar Total								$17,162	$15,500	24.0%

European Currency
Capital Equipment
Goodfellow (15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.25%	7.27%	2/10/2032		€5,450	6,335	6,396
Goodfellow (15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.25%	7.27%	2/10/2032		€1,655	1,924	1,942
Capital Equipment Total								$8,259	$8,338	12.9%

Chemicals, Plastics & Rubber
V Global Holdings LLC (16)(19)	First Lien Senior Secured Loan	EURIBOR	5.75%	7.76%	12/22/2027		€9,082	9,230	10,046
Chemicals, Plastics & Rubber Total								$9,230	$10,046	15.6%

Environmental Industries
Reconomy (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	8.27%	7/12/2029		€2,440	2,475	2,864
Environmental Industries Total								$2,475	$2,864	4.4%

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
European Currency
FIRE: Insurance
MRHT (18)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.00%	7.11%	5/17/2032		€13,809	15,925	16,044
FIRE: Insurance Total								$15,925	$16,044	24.9%

Healthcare & Pharmaceuticals
Mertus 522. GmbH (18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	4.00% (3.00% PIK)	9.13%	5/28/2028		€13,320	16,158	15,007
Mertus 522. GmbH (18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	4.00% (3.00% PIK)	9.12%	5/28/2028		€22,963	27,843	25,871
Nafinco (15)(19)	First Lien Senior Secured Loan	EURIBOR	5.25%	7.37%	8/29/2031		€8,000	8,422	9,342
Pharmathen (18)(19)(26)	First Lien Senior Secured Loan- Revolver	EURIBOR	7.18% PIK	9.30%	1/19/2029		€14,825	16,709	16,529
Pharmathen (18)(19)(26)	First Lien Senior Secured Loan- Revolver	EURIBOR	7.18% PIK	9.30%	1/19/2029		€2,696	2,646	3,005
Healthcare & Pharmaceuticals Total								$71,778	$69,754	108.3%

High Tech Industries
New Gen Holding (18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	2.00% (4.25% PIK)	8.37%	5/28/2031		€23,985	28,173	27,937
Onventis (15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	7.25%	9.32%	1/14/2030		€13,919	15,106	16,335
PlentyMarkets (18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	2.80% (3.70% PIK)	8.53%	4/2/2032		€15,326	17,678	17,852
Utimaco (16)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	7.62%	5/14/2029		€6,005	6,095	7,047
High Tech Industries Total								$67,052	$69,171	107.4%

Media: Broadcasting & Subscription
Lightning Finco Limited (16)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	7.62%	8/31/2028		€2,619	2,951	3,058
Media: Broadcasting & Subscription Total								$2,951	$3,058	4.7%

Media: Diversified & Production
Aptus 1724. Gmbh (7)(14)(19)(21)(26)	First Lien Senior Secured Loan	EURIBOR	7.00% PIK	9.07%	3/3/2028		€36,230	42,816	12,756
Media: Diversified & Production Total								$42,816	$12,756	19.8%

Services: Business
iBanFirst (18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	9.75% PIK	11.77%	7/13/2028		€15,984	18,015	18,759
Fiduciaire Jean-Marc Faber (FJMF) (15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.50%	7.58%	4/3/2032		€7,904	9,103	9,183
Webcentral (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.50%	8.62%	12/18/2030		€3,423	3,784	4,017
Webcentral (18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.50%	10.53%	12/18/2030		€3,123	3,582	3,593
Webcentral (18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.50%	10.53%	12/18/2030		€3,323	3,462	3,899
Services: Business Total								$37,946	$39,451	61.2%

European Currency Total								$258,432	$231,482	359.2%

Norwegian Krone
Services: Business
Spring Finco BV (18)(19)	First Lien Senior Secured Loan	NIBOR	5.50%	8.88%	7/15/2029	NOK	174,360	16,601	17,031
Services: Business Total								$16,601	$17,031	26.4%

Norwegian Krone Total								$16,601	$17,031	26.4%

				Interest	Maturity	Principal /		Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	Equity (4)
U.S. Dollar
Automotive
Cardo (18)(19)	First Lien Senior Secured Loan	SOFR	5.25%	8.98%	5/12/2028	$9,653	9,618	9,653
Automotive Total							$9,618	$9,653	15.0%

Capital Equipment
Goodfellow (15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	2/10/2032	$2,174	2,154	2,152
Capital Equipment Total							$2,154	$2,152	3.3%

Chemicals, Plastics & Rubber
V Global Holdings LLC (16)(19)	First Lien Senior Secured Loan	SOFR	5.90%	9.77%	12/22/2027	$22,835	22,835	21,694
Chemicals, Plastics & Rubber Total							$22,835	$21,694	33.7%

Consumer Goods: Durable
Stanton Carpet (15)(19)	Second Lien Senior Secured Loan	SOFR	9.15%	13.09%	3/31/2028	$5,000	4,968	5,000
Consumer Goods: Durable Total							$4,968	$5,000	7.8%

High Tech Industries
NearMap (15)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.61%	12/9/2029	$23,109	22,974	23,109
Utimaco (16)(19)	First Lien Senior Secured Loan	SOFR	5.93%	9.73%	5/14/2029	$12,043	11,982	12,043
Utimaco (16)(19)	First Lien Senior Secured Loan	SOFR	5.93%	9.73%	5/14/2029	$6,260	6,228	6,260
High Tech Industries Total							$41,184	$41,412	64.2%

Media: Advertising, Printing & Publishing
Facts Global Energy (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	9.05%	12/20/2031	$9,411	9,325	9,176
Facts Global Energy (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	9.05%	12/20/2031	$6,763	6,701	6,594
Media: Advertising, Printing & Publishing Total							$16,026	$15,770	24.5%

Media: Broadcasting & Subscription
Lightning Finco Limited (16)(19)	First Lien Senior Secured Loan	SOFR	5.93%	9.59%	8/31/2028	$23,907	23,825	23,787
Media: Broadcasting and Subscription Total							$23,825	$23,787	36.8%

Media: Diversified & Production
Aptus 1724 Gmbh (7)(14)(19)(21)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	7.15% PIK	10.89%	3/3/2028	$10,636	10,324	3,191
Media: Diversified & Production Total							$10,324	$3,191	5.0%

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
U.S. Dollar
Services: Business
Easy Ice (15)(19)	First Lien Senior Secured Loan	SOFR	5.40%	9.24%	10/30/2030		$8,415	8,308	8,415
Cube (18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	2.00% (4.50% PIK)	10.19%	5/20/2031		$9,374	9,374	9,374
Services: Business Total								$17,682	$17,789	27.6%

U.S. Dollar Total								$148,616	$140,448	217.9%

New Zealand Dollar
Beverage, Food & Tobacco
Hellers (3)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	BBKM	3.63% (1.88% PIK)	9.29%	9/27/2030	$NZ	5,949	3,467	3,389
Beverage, Food & Tobacco Total								$3,467	$3,389	5.4%

New Zealand Dollar Total								$3,467	$3,389	5.4%

Investments Total								$739,567	$733,104	1137.5%

Cash Equivalents
Goldman Sachs Financial Square Government Fund Institutional Shares (27)	Cash Equivalents	—	—	3.70%	—		$14,078	14,078	14,078
Goldman Sachs US $ Treasury Liquid Reserves Fund Institutional Shares (27)	Cash Equivalents	—	—	3.70%	—		$318	318	318
Cash Equivalents Total								$14,396	$14,396	22.3%
Investments and Cash Equivalents Total								$753,963	$747,500	1159.8%

Forward Foreign Currency Exchange Contracts

				Unrealized
Currency Purchased	Currency Sold	Counterparty	Settlement Date	Appreciation(8)
EURO 18,912	US DOLLARS 20,060	Standard Chartered	01/09/2026	$2,162
US DOLLARS 2,285	AUSTRALIAN DOLLARS 3,590	Standard Chartered	02/24/2026	(109)
US DOLLARS 2,713	BRITISH POUNDS 2,090	Goldman Sachs	02/24/2026	(98)
AUSTRALIAN DOLLARS 3,590	US DOLLARS 2,353	Standard Chartered	02/24/2026	42
EURO 4,860	US DOLLARS 5,747	Morgan Stanley	02/24/2026	(24)
US DOLLARS 882	CANADIAN DOLLARS 1,243	Morgan Stanley	02/24/2026	(27)
US DOLLARS 5,168	EURO 4,860	Morgan Stanley	02/24/2026	(554)
EURO 215	CANADIAN DOLLARS 337	Morgan Stanley	02/26/2026	6
EURO 2,830	AUSTRALIAN DOLLARS 5,037	Morgan Stanley	03/10/2026	(24)
EURO 1,706	AUSTRALIAN DOLLARS 3,040	Standard Chartered	03/10/2026	(17)
EURO 2,223	BRITISH POUNDS 1,906	Morgan Stanley	03/10/2026	57
AUSTRALIAN DOLLARS 2,210	EURO 1,227	Standard Chartered	03/10/2026	28
EURO 2,003	US DOLLARS 2,365	BNP Paribas	03/10/2026	(4)
US DOLLARS 3,530	EURO 2,985	Morgan Stanley	03/10/2026	13
EURO 4,476	US DOLLARS 5,200	Morgan Stanley	03/10/2026	74
EURO 5,507	US DOLLARS 6,400	Standard Chartered	03/10/2026	88
EURO 1,750	BRITISH POUNDS 1,545	Standard Chartered	04/02/2026	(13)
US DOLLARS 7,640	BRITISH POUNDS 5,695	Goldman Sachs	04/02/2026	(18)
US DOLLARS 2,820	BRITISH POUNDS 2,117	Morgan Stanley	05/08/2026	(27)
EURO 3,289	BRITISH POUNDS 2,835	BNP Paribas	06/02/2026	78
US DOLLARS 1,545	BRITISH POUNDS 1,145	Morgan Stanley	06/02/2026	5
EURO 1,950	US DOLLARS 2,318	BNP Paribas	06/02/2026	(12)
US DOLLARS 3,443	EURO 2,960	BNP Paribas	06/02/2026	(57)
US DOLLARS 12,381	BRITISH POUNDS 10,280	Morgan Stanley	06/08/2026	(1,441)
US DOLLARS 22,672	EURO 20,600	Standard Chartered	06/10/2026	(1,696)
US DOLLARS 1,889	NEW ZEALAND DOLLAR 3,146	Standard Chartered	06/25/2026	69
US DOLLARS 3,563	AUSTRALIAN DOLLARS 5,490	BNP Paribas	07/30/2026	(93)
US DOLLARS 12,143	AUSTRALIAN DOLLARS 18,568	Morgan Stanley	09/10/2026	(212)
US DOLLARS 7,318	AUSTRALIAN DOLLARS 11,205	Standard Chartered	09/10/2026	(138)
US DOLLARS 6,778	BRITISH POUNDS 5,010	Morgan Stanley	09/10/2026	44
AUSTRALIAN DOLLARS 8,042	US DOLLARS 5,279	Morgan Stanley	09/10/2026	72
BRITISH POUNDS 2,890	US DOLLARS 3,893	Morgan Stanley	09/10/2026	(9)
EURO 427	NEW ZEALAND DOLLAR 853	Morgan Stanley	09/16/2026	12
EURO 2,178	AUSTRALIAN DOLLARS 3,931	Standard Chartered	10/02/2026	(26)
US DOLLARS 9,578	AUSTRALIAN DOLLARS 14,489	Standard Chartered	10/02/2026	(59)
EURO 412	CANADIAN DOLLARS 677	Standard Chartered	10/02/2026	(9)
US DOLLARS 1,813	CANADIAN DOLLARS 2,494	Standard Chartered	10/02/2026	(24)
EURO 784	NORWEGIAN KRONE 9,370	Standard Chartered	10/02/2026	5
EURO 4,925	US DOLLARS 5,890	Standard Chartered	10/02/2026	(38)
US DOLLARS 28,295	EURO 23,720	Standard Chartered	10/02/2026	112
US DOLLARS 3,447	NORWEGIAN KRONE 34,539	Standard Chartered	10/02/2026	31
EURO 552	BRITISH POUNDS 490	BNP Paribas	10/19/2026	(3)
EURO 843	AUSTRALIAN DOLLARS 1,517	BNP Paribas	10/30/2026	(6)
US DOLLARS 2,347	EURO 2,000	Morgan Stanley	11/06/2026	(32)
US DOLLARS 27,514	EURO 23,460	Standard Chartered	11/06/2026	(393)
US DOLLARS 2,230	BRITISH POUNDS 1,700	Morgan Stanley	11/06/2026	(54)
EURO 268	BRITISH POUNDS 240	Morgan Stanley	11/06/2026	(4)
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
(4)
Percentages are based on the ISLP's net assets (in thousands) of $64,451 as of December 31, 2025.
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
(22)
Tick mark not used.
(23)
Tick mark not used.
(24)
Tick mark not used.
(25)
Tick mark not used.
(26)
Denotes that all or a portion of the investment includes PIK interest during the period.
(27)
Cash equivalents include $14,396 of restricted cash.

Below is the financial information for ISLP:

Selected Balance Sheet Information

	As of	As of
	March 31, 2026	December 31, 2025
ASSETS
Investments at fair value (amortized cost of $744,599 and $739,567, respectively)	$711,887	$733,104
Cash and cash equivalents	3,715	15,565
Foreign cash (cost of $5,929 and $10,095, respectively)	5,945	9,607
Collateral on forward currency exchange contracts	5	3
Deferred financing costs (net of accumulated amortization of $4,073 and $3,897, respectively)	3,017	3,196
Unrealized appreciation on forward currency exchange contracts	232	15
Interest receivable on investments	13,839	14,831
Other receivable	—	237
Total assets	$738,640	$776,558

LIABILITIES
Debt	$372,540	$381,361
Subordinated notes payable to members	304,369	305,655
Interest payable on debt	907	942
Interest payable on subordinated notes payable to members	8,892	18,984
Payable for investments purchased	470	—
Unrealized depreciation on forward currency exchange contracts	3,889	2,338
Distributions payable to members	1,337	1,712
Accounts payable and accrued expenses	1,193	1,115
Total liabilities	$693,597	$712,107
MEMBERS' EQUITY
Total members’ equity	45,043	64,451
Total liabilities and members’ equity	$738,640	$776,558

Selected Statements of Operations Information

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Investment income
Interest income	$16,219	$17,103
Total investment income	16,219	17,103

Expenses
Interest and debt financing expenses	4,994	5,829
Interest expense on subordinated notes payable to members	8,895	8,743
Professional fees and other expenses	993	975
Total expenses	14,882	15,547
Net investment income	1,337	1,556

Net realized and unrealized gains (losses)
Net realized gain on investments	—	178
Net realized loss on foreign currency transactions	(673)	(879)
Net realized gain on forward currency exchange contracts	1,027	2,726
Net change in unrealized appreciation (depreciation) on foreign currency translation	433	(12,377)
Net change in unrealized appreciation (depreciation) on forward currency exchange contracts	(1,332)	(5,325)
Net change in unrealized appreciation (depreciation) on foreign currency translation of debt	7,388	—
Net change in unrealized appreciation (depreciation) on investments	(26,249)	14,008
Total net loss	(19,406)	(1,669)
Net decrease in members’ equity from operations	$(18,069)	$(113)

Bain Capital Senior Loan Program, LLC

On February 9, 2022, the Company, and an entity advised by Amberstone Co., Ltd. (“Amberstone”), a credit focused investment manager that advises institutional investors, committed capital to a newly formed joint venture, Bain Capital Senior Loan Program, LLC (“SLP”). Pursuant to an amended and restated limited liability company agreement (the “LLC Agreement”) between the Company and Amberstone, each such party has a 50% economic ownership interest in SLP. Amberstone’s initial capital commitments to SLP were $179.0 million, with each party expected to maintain their pro rata proportionate share for each capital contribution. SLP will seek to invest primarily in senior secured first lien loans of U.S. borrowers. Through these capital contributions, SLP acquired 70% of the membership equity interests of the Company’s 2018‑1 portfolio (“2018‑1”). The Company retained 30% of the 2018‑1 membership equity interests as a non-controlling equity interest. As of March 31, 2026, the Company’s investment in SLP consisted of subordinated notes of $166.9 million, preferred equity interests of $1.8 million and equity interests of $3.6 million. As of December 31, 2025, the Company’s investment in SLP consisted of subordinated notes of $157.9 million, preferred equity interests of $1.8 million and equity interests of $5.0 million.

In future periods, the Company may sell certain of its investments or a participating interest in certain of its investments to SLP. The Company may also purchase certain investments or a participating interest in certain investments from SLP. Since inception, the Company has sold $2,486.1 million of its investments to SLP and purchased $102.5 million in investments from SLP. The purchase and sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a purchase and sale.

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

Below is a table summary of the 2018‑1 CLO Reset Notes as of March 31, 2026:

				Interest rate at
2018-1 Notes	Principal Amount	Spread above Index		March 31, 2026
Class A-1-R Notes	$290,000	2.25	% + 3 Month SOFR	5.92%
Class A-J-R Notes	20,000	2.70	% + 3 Month SOFR	6.37%
Class A-2-R Notes	30,000	2.90	% + 3 Month SOFR	6.57%
Class B-R Notes	40,000	3.90	% + 3 Month SOFR	7.57%
Class C-R Notes	30,000	5.90	% + 3 Month SOFR	9.57%
Class D-R Notes	30,000	8.32	% + 3 Month SOFR	11.99%
Total 2018-1 Notes	$440,000

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

The 2023‑1 Notes are scheduled to mature on July 20, 2035 and are included in SLP’s Consolidated Financial Statements. Additionally, SLP holds $45.6 million in membership interests in the 2023-1 Issuer (“2023-1 Membership Interests”). 100% of the 2023-1 Membership Interests are retained by SLP and eliminated in consolidation on SLP’s Consolidated Financial Statements. Below is a table summary of the 2023-1 Notes as of March 31, 2026:

				Interest rate at
2023-1 Debt	Principal Amount	Spread above Index		March 31, 2026
Class A-1-R Notes	$188,500	1.58	% + SOFR	5.25%
Class A-2-R Notes	9,750	1.80	% + SOFR	5.47%
Class B-R Notes	22,750	1.90	% + SOFR	5.57%
Total 2023-1 Notes	$221,000

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

The 2024‑1 Notes are scheduled to mature on July 17, 2036 and are included in SLP’s Consolidated Financial Statements. Additionally, SLP holds $76.4 million in membership interests in the 2024-1 Issuer (“2024-1 Membership Interests”). 100% of the 2024-1 Membership Interests are retained by SLP and eliminated in consolidation on SLP’s Consolidated Financial Statements. Below is a table summary of the 2024-1 Notes as of March 31, 2026:

				Interest rate at
2024-1 Debt	Principal Amount	Spread above Index		March 31, 2026
Class A-1 Notes	$250,750	1.75	% + SOFR	5.42%
Class A-2 Notes	12,750	1.95	% + SOFR	5.62%
Class B Notes	25,500	2.05	% + SOFR	5.72%
Class C Notes	34,000	2.75	% + SOFR	6.42%
Class D Notes	25,500	4.50	% + SOFR	8.17%
Total 2024-1 Notes(1)	$348,500

(1) As of March 31, 2026, there were no Class E Notes outstanding.

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

The 2025‑1 Notes are scheduled to mature on July 17, 2037 and are included in SLP’s Consolidated Financial Statements. Additionally, SLP holds $53.4 million in membership interests in the 2025-1 Issuer (“2025-1 Membership Interests”). 100% of the 2025-1 Membership Interests are retained by SLP and eliminated in consolidation on SLP’s Consolidated Financial Statements. Below is a table summary of the 2025-1 Notes as of March 31, 2026:

				Interest rate at
2025-1 Debt	Principal Amount	Spread above Index		March 31, 2026
Class A-1 Notes	$147,000	1.62	% + SOFR	5.29%
Class A-1 Loans	56,000	1.62	% + SOFR	5.29%
Class A-2 Loans	14,000	1.77	% + SOFR	5.44%
Class B Notes	21,000	1.95	% + SOFR	5.62%
Class C Notes	29,750	2.50	% + SOFR	6.17%
Class D-1 Notes	19,250	3.50	% + SOFR	7.17%
Class D-2 Notes	8,750	5.50	% + SOFR	9.17%
Total 2025-1 Notes	$295,750

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding as of March 31, 2026 was 6.1%. The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the year ended December 31, 2025 was 6.9%.

Below is a summary of SLP’s portfolio at fair value:

	As of	As of
	March 31, 2026	December 31, 2025
Total investments	$1,599,077	$1,536,252
Weighted average yield on investments	9.4%	9.4%
Number of borrowers in SLP	106	99
Largest portfolio company investment	$42,119	$42,227
Total of five largest portfolio company investments	$188,747	$188,219
Unfunded commitments	$991	$4,109

Below is a listing of SLP’s individual investments as of March 31, 2026:

Senior Loan Program, LLC

Consolidated Schedule of Investments

As of March 31, 2026

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
Aerospace & Defense
ATS (12)(15)(19)(35)(36)	First Lien Senior Secured Loan	SOFR	5.75%	9.42%	7/12/2029	$20,063	19,906	20,063
BTX Precision (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.00%	8.67%	7/25/2030	$21,445	21,345	21,445
BTX Precision (15)(19)(34)(35)(36)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	8.67%	7/25/2030	$7,935	7,935	7,935
BTX Precision (12)(15)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.42%	7/25/2030	$4,750	4,750	4,750
Forward Slope (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.60%	9.30%	8/22/2029	$13,953	13,831	13,953
Forward Slope (15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.60%	9.30%	8/22/2029	$18,280	18,280	18,280
Forward Slope (15)(19)(36)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.60%	9.30%	8/22/2029	$9,886	9,886	9,886
GSP Holdings, LLC (12)(15)(19)(26)(34)(35)	First Lien Senior Secured Loan	SOFR	2.95% (2.95% PIK)	9.60%	11/6/2026	$25,937	25,943	24,640
GSP Holdings, LLC (12)(15)(19)(26)(34)(35)	First Lien Senior Secured Loan	SOFR	2.95% (2.95% PIK)	9.57%	11/6/2026	$127	127	121
Heads Up Technologies, Inc. (12)(16)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.25%	8.95%	7/23/2030	$16,418	16,345	16,418
Mach Acquisition T/L (12)(15)(19)(35)(36)	First Lien Senior Secured Loan	SOFR	7.15%	10.82%	4/19/2027	$20,874	20,874	20,874
Saturn Purchaser Corp. (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	4.85%	8.52%	7/22/2030	$29,633	29,584	29,633
Whitcraft-Paradigm (15)(19)(36)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	8.70%	2/15/2029	$4,490	4,490	4,490
Whitcraft-Paradigm (15)(19)(34)(36)	First Lien Senior Secured Loan	SOFR	5.00%	8.70%	2/15/2029	$11,210	11,161	11,210
Aerospace & Defense Total							$204,457	$203,698	3760.3%

Automotive
Cardo (12)(18)(19)	First Lien Senior Secured Loan	SOFR	5.25%	8.98%	5/12/2028	$10,800	10,800	10,800
Chilton (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.50%	9.16%	2/5/2031	$16,349	16,170	16,185
Gills Point S (12)(15)(19)(26)(35)	First Lien Senior Secured Loan	SOFR	4.00% (1.50% PIK)	9.16%	5/17/2029	$9,758	9,654	9,514
Intoxalock (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.10%	8.77%	11/1/2028	$16,711	16,634	16,711
Automotive Total							$53,258	$53,210	982.3%

Beverage, Food & Tobacco
AgroFresh Solutions (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.60%	9.27%	3/31/2030	$23,882	23,765	23,643
INW Manufacturing, LLC (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.75%	9.42%	1/23/2031	$17,890	17,714	17,711
Beverage, Food & Tobacco Total							$41,479	$41,354	763.4%

Capital Equipment
AXH Air Coolers (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.50%	9.20%	10/31/2029	$27,189	27,105	27,189
AXH Air Coolers (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.50%	9.20%	10/31/2029	$13,064	13,064	13,064
Engineered Products Co., LLC (12)(15)(19)(35)	First Lien Senior Secured Loan	SOFR	4.75%	8.42%	8/12/2031	$3,254	3,223	3,254
EXT Acquisitions, Inc. (12)(15)(19)(35)	First Lien Senior Secured Loan	SOFR	5.25%	8.94%	12/19/2031	$4,823	4,799	4,799
Capital Equipment Total							$48,191	$48,306	891.7%

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
Chemicals, Plastics & Rubber
Duraco (19)(32)(35)(36)	First Lien Senior Secured Loan	SOFR	6.50%	10.16%	6/6/2029	$13,588	13,398	12,909
V Global Holdings LLC (12)(16)(19)(26)(34)	First Lien Senior Secured Loan	SOFR	2.20% (3.70% PIK)	9.55%	12/22/2027	$9,918	9,898	9,373
Chemicals, Plastics & Rubber Total							$23,296	$22,282	411.3%

Construction & Building
AGS American Glass Services Acquisition, LLC (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.50%	9.17%	7/24/2031	$3,980	3,962	3,960
G702 Buyer, Inc. (12)(16)(19)(34)(36)	First Lien Senior Secured Loan	SOFR	4.75%	8.45%	7/2/2031	$4,478	4,413	4,455
Service Master (18)(19)(26)(34)(35)	First Lien Senior Secured Loan	SOFR	5.86% (1.00% PIK)	10.53%	8/16/2027	$18,934	18,934	18,934
Service Master (15)(19)(26)(36)	First Lien Senior Secured Loan	SOFR	5.86% (1.00% PIK)	10.54%	8/16/2027	$5,032	5,030	5,032
TL Sapphire Parent, Inc. (12)(16)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.00%	8.67%	1/22/2033	$6,975	6,940	6,940
Zeus Fire & Security (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.00%	8.65%	12/11/2030	$27,713	27,533	27,713
Construction & Building Total							$66,812	$67,034	1237.5%

Consumer Goods: Durable
New Milani Group LLC (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	4.75%	8.45%	6/26/2031	$9,726	9,678	9,726
Stanton Carpet (12)(15)(19)	Second Lien Senior Secured Loan	SOFR	9.15%	12.80%	3/31/2028	$5,000	4,962	5,000
TLC Purchaser, Inc. (15)(19)(36)	First Lien Senior Secured Loan	SOFR	5.76%	9.46%	10/11/2027	$1,985	1,965	1,916
TLC Purchaser, Inc. (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.76%	9.44%	10/11/2027	$35,264	34,749	34,030
Consumer Goods: Durable Total							$51,354	$50,672	935.4%

Consumer Goods: Non-Durable
Evriholder (12)(19)(32)(35)	First Lien Senior Secured Loan	SOFR	6.90%	10.60%	1/24/2028	$15,312	15,237	15,159
Hempz (15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.25%	8.95%	10/25/2029	$13,239	13,153	13,041
Solaray, LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	6.85%	10.52%	3/27/2029	$9,780	9,780	8,899
Summer Fridays, LLC (12)(15)(19)(36)	First Lien Senior Secured Loan	SOFR	5.25%	8.95%	5/16/2031	$10,669	10,528	10,563
RoC Skincare (12)(15)(19)(35)(36)	First Lien Senior Secured Loan	SOFR	5.25%	8.91%	2/21/2031	$23,992	23,820	23,992
WU Holdco, Inc. (12)(16)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	4.75%	8.45%	4/15/2032	$26,082	25,966	26,082
Consumer Goods: Non-Durable Total							$98,484	$97,736	1804.2%

Containers, Packaging & Glass
ASP-r-pac Acquisition Co LLC (12)(16)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.26%	9.93%	12/29/2027	$22,296	22,220	22,296
Precision Concepts Canada Corporation (12)(15)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.42%	8/2/2032	$802	794	794
Precision Concepts Parent Inc. (12)(15)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.42%	8/2/2032	$1,837	1,820	1,819
Containers, Packaging & Glass Total							$24,834	$24,909	459.8%

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
FIRE: Finance
Allworth Financial Group, L.P. (12)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	8.42%	12/23/2027	$2,057	2,057	2,057
Allworth Financial Group, L.P. (12)(15)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.42%	12/23/2027	$8,151	8,151	8,151
Choreo (15)(19)(36)	First Lien Senior Secured Loan	SOFR	5.00%	8.70%	2/18/2028	$2,450	2,450	2,450
Insigneo Financial Group LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	6.60%	10.30%	8/1/2028	$7,400	7,400	7,400
Insigneo Financial Group LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	6.60%	10.21%	8/1/2028	$2,869	2,869	2,869
PMA (12)(16)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	4.75%	8.45%	1/31/2031	$17,456	17,247	17,456
Wealth Enhancement Group (WEG) (15)(19)(35)(36)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.25%	7.94%	10/2/2028	$11,696	11,685	11,696
FIRE: Finance Total							$51,859	$52,079	961.4%

FIRE: Insurance
Simplicity (12)(16)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	4.75%	8.45%	12/31/2031	$24,935	24,714	24,935
FIRE: Insurance Total							$24,714	$24,935	460.3%

Healthcare & Pharmaceuticals
Accident Care Alliance Holdco LLC (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.00%	8.70%	8/20/2030	$13,196	13,134	13,195
AEG Vision (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.90%	9.60%	3/27/2027	$1,150	1,150	1,150
AOM Infusion (16)(19)(36)	First Lien Senior Secured Loan	SOFR	5.00%	8.69%	3/19/2032	$3,625	3,592	3,625
Apollo Intelligence (12)(16)(19)(35)(36)	First Lien Senior Secured Loan	SOFR	5.75%	9.43%	5/31/2028	$10,422	10,384	10,318
Beacon Specialized Living (12)(15)(19)(35)(36)	First Lien Senior Secured Loan	SOFR	5.50%	9.20%	3/25/2028	$12,432	12,368	12,432
CRH Healthcare Purchaser, Inc. (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.25%	8.95%	9/17/2031	$2,675	2,663	2,675
EHE Health (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.50%	9.20%	8/7/2030	$24,379	24,193	24,135
HealthDrive (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.00%	8.67%	8/20/2029	$20,165	20,165	20,165
HealthDrive (15)(19)(36)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	8.67%	8/20/2029	$268	268	268
HealthDrive (15)(19)(36)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	8.67%	8/20/2029	$6,263	6,235	6,263
Odyssey Behavioral Health (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.25%	8.91%	5/21/2031	$35,061	34,713	35,061
Pharmacy Partners (12)(19)(32)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	6.50%	10.17%	2/28/2029	$23,228	23,065	23,228
Psychiatric Medical Care LLC (12)(16)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	4.75%	8.41%	7/1/2032	$10,224	10,106	10,097
Red Nucleus (16)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.25%	9.08%	10/17/2031	$16,250	16,083	16,250
RedMed Operations (Collage Rehabilitation) (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.00%	8.67%	2/28/2031	$22,703	22,482	22,703
SunMed Group Holdings, LLC (12)(16)(19)	First Lien Senior Secured Loan	SOFR	5.60%	9.27%	6/16/2028	$9,313	9,313	9,313
Vatica Health T/L (12)(16)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	4.75%	8.45%	10/31/2032	$9,089	8,999	8,998
Healthcare & Pharmaceuticals Total							$218,913	$219,876	4059.0%

High Tech Industries
Appriss (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.00%	8.67%	3/10/2031	$21,948	21,874	21,893
Govineer Solutions (fka Black Mountain) (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.00%	8.70%	10/7/2030	$28,875	28,704	28,875
LogRhythm, Inc. (15)(19)(35)	First Lien Senior Secured Loan	SOFR	7.50%	11.17%	7/2/2029	$3,978	3,898	3,699
NearMap (15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	4.75%	8.42%	12/9/2029	$16,003	15,896	16,003
NearMap (12)(15)(19)(35)(36)	First Lien Senior Secured Loan	SOFR	4.75%	8.42%	12/9/2029	$19,365	19,318	19,365
PayRange (15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.00%	8.67%	10/31/2030	$18,294	18,161	18,294
Superna Inc. (15)(19)(36)	First Lien Senior Secured Loan	SOFR	6.50%	10.17%	3/6/2028	$4,190	4,157	4,190
SensorTower (12)(19)(31)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	7.50%	11.18%	3/15/2029	$12,332	12,272	12,332
High Tech Industries Total							$124,280	$124,651	2301.1%

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
Hotel, Gaming & Leisure
Awayday (15)(19)(34)(36)	First Lien Senior Secured Loan	SOFR	5.25%	8.95%	5/6/2032	$13,575	13,436	13,575
City BBQ (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.35%	9.03%	9/4/2030	$28,325	28,174	28,042
Pollo Tropical (19)(24)(31)(36)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	1/19/2028	$5,246	5,246	5,246
Pyramid Global Hospitality (12)(19)(24)(34)(35)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	1/19/2028	$15,164	14,993	15,164
Hotel, Gaming & Leisure Total							$61,849	$62,027	1145.0%

Media: Advertising, Printing & Publishing
AdThrive (18)(36)	First Lien Senior Secured Loan	SOFR	4.36%	8.03%	3/23/2028	$4,897	4,842	4,726
Media: Advertising, Printing & Publishing Total							$4,842	$4,726	87.2%

Media: Diversified & Production Total
Owl Acquisition, LLC (12)(16)(19)(35)(36)	First Lien Senior Secured Loan	SOFR	4.75%	8.42%	4/17/2032	$14,925	14,826	14,328
Media: Diversified & Production Total							$14,826	$14,328	264.5%

Metals & Mining
Elevation NewCo, LLC (15)(19)(35)	First Lien Senior Secured Loan	SOFR	5.75%	9.45%	8/1/2031	$2,384	2,362	2,384
Lindstrom, LLC (12)(16)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.50%	9.20%	12/30/2032	$8,813	8,714	8,714
Metals & Mining Total							$11,076	$11,098	204.9%

Retail
New Look (Delaware) Corporation (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	8.95%	5/26/2028	$9,336	9,179	9,336
Thrasio, LLC (7)(14)(15)(19)(26)	First Lien Senior Secured Loan	SOFR	10.26% PIK	13.93%	6/18/2029	$3,991	3,447	3,193
Thrasio, LLC (7)(14)(15)(19)(26)	First Lien Senior Secured Loan	SOFR	10.26% PIK	13.93%	6/18/2029	$1,143	997	1,143
Thrasio, LLC (14)(19)	Equity Interest	—	—	—	—	52	5,369	—
Thrasio, LLC (14)(19)	Equity Interest	—	—	—	—	6	597	—
Retail Total							$19,589	$13,672	252.4%

Services: Business
Allbridge (12)(15)(19)(35)(36)	First Lien Senior Secured Loan	SOFR	5.50%	9.20%	6/5/2030	$22,247	22,155	22,246
AMI (12)(16)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.00%	8.90%	10/17/2031	$21,780	21,648	21,780
ACAMS (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.00%	8.70%	12/30/2031	$8,479	8,395	8,395
Alogent Holdings, Inc. (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.50%	10.17%	1/21/2032	$16,250	16,089	16,088
BLI Buyer, Inc. (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.00%	8.67%	10/31/2031	$8,500	8,459	8,458
Datix Bidco Limited (12)(17)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.00%	8.73%	4/30/2031	$17,500	17,427	17,500
Dealer Service Network (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.25%	8.94%	2/9/2027	$8,641	8,606	8,641
Discovery Senior Living (12)(15)(19)(35)	First Lien Senior Secured Loan	SOFR	4.75%	8.42%	3/18/2030	$16,660	16,554	16,660
Discovery Senior Living (15)(19)(36)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	8.42%	3/18/2030	$2,787	2,787	2,787
Discovery Senior Living (3)(15)(19)(34)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	8.42%	3/18/2030	$3,492	3,492	3,492
Easy Ice (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.40%	9.07%	10/30/2030	$31,150	30,773	31,150
TEI Holdings Inc. (17)(35)	First Lien Senior Secured Loan	SOFR	4.00%	7.70%	4/9/2031	$10,456	10,492	10,362
Pure Wafer (12)(15)(19)(35)(36)	First Lien Senior Secured Loan	SOFR	5.35%	9.02%	11/12/2030	$10,780	10,706	10,780
PRGX (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.50%	9.16%	12/20/2030	$17,244	17,095	16,856
Electronic Merchant Systems (12)(16)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	4.75%	8.42%	8/1/2030	$20,738	20,483	20,738
Morrow Sodali (12)(18)(19)	First Lien Senior Secured Loan	SOFR	5.35%	9.02%	4/25/2028	$2,167	2,156	2,167
Morrow Sodali (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.48%	9.15%	4/25/2028	$7,661	7,620	7,661
E-Tech Group (12)(15)(19)(35)	First Lien Senior Secured Loan - Revolver	SOFR	5.50%	9.20%	4/9/2030	$7,859	7,804	7,820
Services: Business Total							$232,741	$233,581	4312.0%

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
Services: Consumer
CorePower Yoga, LLC (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.25%	8.95%	4/30/2031	$20,994	20,903	20,994
MZR Buyer, LLC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	6.90% (0.50% PIK)	11.10%	12/22/2028	$13,704	13,697	12,814
Spotless Brands (15)(19)(36)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.17%	7/25/2028	$5,961	5,956	5,961
Vasa Fitness Buyer, Inc. (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	6.35%	10.02%	8/15/2030	$3,980	3,930	3,940
Services: Consumer Total							$44,486	$43,709	806.9%

Telecommunications
Meriplex Communications, Ltd. (16)(19)(35)(36)	First Lien Senior Secured Loan	SOFR	5.10%	8.77%	7/17/2028	$14,658	14,479	14,402
Telecommunications Total							$14,479	$14,402	265.9%

Transportation: Cargo
A&R Logistics, Inc. (12)(15)(19)(26)(34)(35)	First Lien Senior Secured Loan	SOFR	2.65% (4.25% PIK)	10.58%	2/3/2028	$29,972	29,972	24,576
Gulf Winds International (12)(15)(19)(26)(34)	First Lien Senior Secured Loan	SOFR	6.00% (1.00% PIK)	10.67%	12/16/2028	$14,013	13,856	13,277
Gulf Winds International (12)(15)(19)(26)(35)(36)	First Lien Senior Secured Loan	SOFR	6.00% (1.00% PIK)	10.67%	12/16/2028	$15,839	15,728	15,007
ICAT Logistics, Inc. (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.25%	9.92%	3/1/2029	$8,955	8,824	8,865
RoadOne (15)(19)(34)	First Lien Senior Secured Loan	SOFR	6.25%	9.95%	12/29/2028	$6,811	6,714	6,811
RoadOne (15)(19)(34)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.25%	10.00%	12/29/2028	$1,047	1,045	1,047
Transportation: Cargo Total							$76,139	$69,583	1284.5%

Transportation: Consumer
PrimeFlight Acquisition LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.50%	9.20%	5/1/2029	$6,456	6,456	6,456
PrimeFlight Acquisition LLC (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.50%	9.16%	5/1/2029	$22,594	22,284	22,594
Transportation: Consumer Total							$28,740	$29,050	536.4%

Utilities: Electric
KAMC Holdings, Inc. (12)(16)(19)(35)	First Lien Senior Secured Loan	SOFR	5.25%	8.91%	8/1/2031	$4,489	4,443	4,410
Utilities: Electric Total							$4,443	$4,410	81.4%

Utilities: Water
Vessco Water (16)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	4.50%	8.17%	7/24/2031	$13,687	13,628	13,687
Utilities: Water Total							$13,628	$13,687	252.7%

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
Wholesale
Abracon Group Holding, LLC. (7)(14)(16)(19)(26)(34)	First Lien Senior Secured Loan	SOFR	2.05% (4.60% PIK)	10.32%	7/6/2028	$12,618	10,888	5,552
Blackbird Purchaser, Inc. (16)(19)(35)	First Lien Senior Secured Loan	SOFR	5.75%	9.45%	12/19/2030	$5,296	5,296	5,296
Chex Finer Foods, LLC (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.00%	9.67%	6/6/2031	$16,418	16,351	16,418
Fifty U.S. Bidco Inc (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.00%	8.70%	8/1/2031	$11,443	11,389	11,443
Hultec (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.50%	9.19%	3/31/2029	$6,257	6,130	6,240
SureWerx (16)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.25%	8.95%	12/28/2029	$8,115	8,004	8,074
WSP (7)(14)(15)(19)(26)	First Lien Senior Secured Loan	SOFR	1.15% (4.00% PIK)	8.82%	4/27/2028	$3,406	3,013	1,039
WSP (7)(14)(19)(26)	First Lien Senior Secured Loan	—	8.00% PIK	8.00%	4/27/2028	$2,305	1,978	—
Wholesale Total							$63,049	$54,062	998.1%

Investments Total							$1,621,818	$1,599,077	29519.6%

Cash Equivalents
Goldman Sachs Financial Square Government Fund Institutional Share Class (30)	Cash Equivalents	—	—	3.69%	—	$28,126	28,126	28,126
Goldman Sachs US Treasury Liquid Reserves Fund (30)	Cash Equivalents	—	—	3.62%	—	$18,329	18,329	18,329
Cash Equivalents Total							$46,455	$46,455	857.6%
Investments and Cash Equivalents Total							$1,668,273	$1,645,532	30377.2%

(1)
The investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may provide for Payment-in-Kind (“PIK”). For each, the Company has provided the PIK or the spread over SOFR and the current weighted average interest rate in effect at March 31, 2026. Certain investments are subject to a SOFR interest rate floor.
(2)
Tick mark not used.
(3)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.
(4)
Percentages are based on SLP's net assets (in thousands) of $5,417 as of March 31, 2026.
(5)
Tick mark not used.
(6)
Tick mark not used.
(7)
Loan was on non-accrual status as of March 31, 2026.
(8)
Tick mark not used.
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
(27)
Tick mark not used.
(28)
Tick mark not used.
(29)
Tick mark not used.
(30)
Cash equivalents include $46,455 of restricted cash.
(31)
Loan includes interest rate floor of 2.00%.
(32)
Loan includes interest rate floor of 1.50%.
(33)
Tick mark not used.
(34)
Assets or a portion thereof are pledged as collateral for the 2023-1 Issuer.
(35)
Assets or a portion thereof are pledged as collateral for the 2024-1 Issuer.
(36)
Assets or a portion thereof are pledged as collateral for the 2025-1 Issuer.

Below is a listing of SLP's individual investments as of December 31, 2025:

Senior Loan Program, LLC

Consolidated Schedule of Investments

As of December 31, 2025

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
Aerospace & Defense
ATS (12)(15)(19)(35)(36)	First Lien Senior Secured Loan	SOFR	5.75%	9.65%	7/12/2029	$20,114	19,945	20,114
BTX Precision (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.00%	8.77%	7/25/2030	$21,499	21,393	21,499
BTX Precision (15)(19)(34)(35)(36)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	8.77%	7/25/2030	$7,955	7,955	7,955
BTX Precision (12)(15)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.59%	7/25/2030	$4,762	4,762	4,762
Forward Slope (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.60%	9.27%	8/22/2029	$13,989	13,858	13,989
Forward Slope (15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.60%	9.27%	8/22/2029	$18,327	18,327	18,327
Forward Slope (15)(19)(36)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.60%	9.27%	8/22/2029	$9,911	9,911	9,911
GSP Holdings, LLC (12)(15)(19)(26)(34)(35)	First Lien Senior Secured Loan	SOFR	2.95% (2.95% PIK)	9.57%	11/6/2026	$25,778	25,723	23,974
Heads Up Technologies, Inc. (12)(16)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	7/23/2030	$16,459	16,381	16,376
Mach Acquisition T/L (12)(15)(19)(35)(36)	First Lien Senior Secured Loan	SOFR	7.15%	11.01%	10/19/2026	$20,924	20,924	20,924
Saturn Purchaser Corp. (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	4.85%	8.72%	7/22/2030	$29,633	29,580	29,633
Whitcraft-Paradigm (15)(19)(36)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	8.67%	2/15/2029	$4,501	4,501	4,501
Whitcraft-Paradigm (15)(19)(34)(36)	First Lien Senior Secured Loan	SOFR	5.00%	8.67%	2/15/2029	$11,239	11,186	11,239
Aerospace & Defense Total							$204,446	$203,204	2515.5%

Automotive
Cardo (12)(18)(19)	First Lien Senior Secured Loan	SOFR	5.25%	8.98%	5/12/2028	$10,800	10,800	10,800
Chilton (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.50%	9.40%	2/5/2031	$16,390	16,202	16,267
Gills Point S (12)(15)(19)(26)(35)	First Lien Senior Secured Loan	SOFR	4.00% (1.50% PIK)	9.22%	5/17/2029	$9,750	9,637	9,506
Intoxalock (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.10%	8.82%	11/1/2028	$16,754	16,670	16,754
JHCC Holdings, LLC (15)(19)(34)(35)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	8.92%	9/9/2027	$8,082	8,046	8,082
JHCC Holdings, LLC (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	9/9/2027	$16,117	16,043	16,117
Automotive Total							$77,398	$77,526	959.7%

Beverage, Food & Tobacco
AgroFresh Solutions (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.60%	9.32%	3/31/2030	$23,949	23,825	23,949
Beverage, Food & Tobacco Total							$23,825	$23,949	296.5%

Capital Equipment
AXH Air Coolers (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.50%	9.20%	10/31/2029	$27,189	27,097	27,189
AXH Air Coolers (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.50%	9.20%	10/31/2029	$13,097	13,097	13,097
Engineered Products Co., LLC (12)(15)(19)(35)	First Lien Senior Secured Loan	SOFR	4.75%	8.81%	8/12/2031	$3,262	3,230	3,229
Capital Equipment Total							$43,424	$43,515	538.7%

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
Chemicals, Plastics & Rubber
Duraco (19)(32)(35)(36)	First Lien Senior Secured Loan	SOFR	6.50%	10.16%	6/6/2029	$15,871	15,642	15,078
V Global Holdings LLC (12)(16)(19)(34)	First Lien Senior Secured Loan	SOFR	5.90%	9.77%	12/22/2027	$9,840	9,817	9,348
Chemicals, Plastics & Rubber Total							$25,459	$24,426	302.4%

Construction & Building
AGS American Glass Services Acquisition, LLC (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.50%	9.22%	7/24/2031	$3,990	3,971	3,970
G702 Buyer, Inc. (12)(16)(19)(34)(36)	First Lien Senior Secured Loan	SOFR	4.75%	8.42%	7/2/2031	$4,489	4,421	4,421
Service Master (18)(19)(26)(34)(35)	First Lien Senior Secured Loan	SOFR	5.86% (1.00% PIK)	10.58%	8/16/2027	$18,887	18,887	18,887
Service Master (15)(19)(26)(36)	First Lien Senior Secured Loan	SOFR	5.86% (1.00% PIK)	10.60%	8/16/2027	$5,020	5,016	5,020
Zeus Fire & Security (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.00%	8.85%	12/11/2030	$27,784	27,594	27,714
Construction & Building Total							$59,889	$60,012	742.9%

Consumer Goods: Durable
Stanton Carpet (12)(15)(19)	Second Lien Senior Secured Loan	SOFR	9.15%	13.09%	3/31/2028	$5,000	4,958	5,000
TLC Purchaser, Inc. (15)(19)(36)	First Lien Senior Secured Loan	SOFR	5.76%	9.43%	10/11/2027	$1,990	1,970	1,871
TLC Purchaser, Inc. (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.76%	9.47%	10/11/2027	$35,347	34,748	33,227
Consumer Goods: Durable Total							$41,676	$40,098	496.4%

Consumer Goods: Non-Durable
Evriholder (12)(19)(32)(35)	First Lien Senior Secured Loan	SOFR	6.90%	10.57%	1/24/2028	$15,519	15,431	15,363
Hempz (15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	10/25/2029	$13,239	13,148	13,041
Solaray, LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	6.85%	10.69%	6/15/2028	$9,780	9,780	8,899
Summer Fridays, LLC (12)(15)(19)(36)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	5/16/2031	$10,696	10,547	10,536
RoC Skincare (12)(15)(19)(35)(36)	First Lien Senior Secured Loan	SOFR	5.25%	9.12%	2/21/2031	$24,054	23,872	24,054
WU Holdco, Inc. (12)(16)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	4.75%	8.42%	4/15/2032	$26,147	26,027	26,147
Consumer Goods: Non-Durable Total							$98,805	$98,040	1213.7%

Consumer Goods: Wholesale
WSP (7)(14)(15)(19)	First Lien Senior Secured Loan	SOFR	1.25%	5.45%	4/27/2028	$3,338	3,060	1,277
WSP (7)(14)(19)(26)	First Lien Senior Secured Loan	—	8.00% PIK	8.00%	4/27/2028	$2,259	1,978	—
Consumer Goods: Wholesale Total							$5,038	$1,277	15.8%

Containers, Packaging & Glass
ASP-r-pac Acquisition Co LLC (12)(16)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.26%	10.10%	12/29/2027	$22,354	22,267	22,354
Precision Concepts Canada Corporation (12)(15)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.57%	8/2/2032	$804	796	796
Precision Concepts Parent Inc. (12)(15)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.57%	8/2/2032	$1,847	1,828	1,828
Containers, Packaging & Glass Total							$24,891	$24,978	309.2%

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
FIRE: Finance
Allworth Financial Group, L.P. (12)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	8.47%	12/23/2027	$2,095	2,074	2,074
Allworth Financial Group, L.P. (12)(15)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.47%	12/23/2027	$8,172	8,172	8,172
Choreo (15)(19)(36)	First Lien Senior Secured Loan	SOFR	5.00%	8.72%	2/18/2028	$2,456	2,456	2,456
Insigneo Financial Group LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	6.60%	10.30%	8/1/2028	$7,400	7,400	7,400
Insigneo Financial Group LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	6.60%	10.79%	8/1/2028	$3,825	3,825	3,825
PMA (12)(16)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	4.75%	8.42%	1/31/2031	$17,456	17,236	17,456
Wealth Enhancement Group (WEG) (15)(19)(35)(36)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.50%	8.16%	10/2/2028	$11,726	11,715	11,726
FIRE: Finance Total							$52,878	$53,109	657.5%

FIRE: Insurance
Simplicity (12)(16)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	4.75%	8.40%	12/31/2031	$24,998	24,767	24,998
FIRE: Insurance Total							$24,767	$24,998	309.5%

Healthcare & Pharmaceuticals
Accident Care Alliance Holdco LLC (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.00%	8.67%	8/20/2030	$11,970	11,911	11,910
AEG Vision (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.90%	9.57%	3/27/2027	$1,152	1,152	1,152
AOM Infusion (16)(19)(36)	First Lien Senior Secured Loan	SOFR	5.00%	8.69%	3/19/2032	$3,634	3,600	3,615
Apollo Intelligence (12)(16)(19)(35)	First Lien Senior Secured Loan	SOFR	5.75%	9.50%	5/31/2028	$10,449	10,406	10,240
Beacon Specialized Living (12)(15)(19)(35)(36)	First Lien Senior Secured Loan	SOFR	5.50%	9.17%	3/25/2028	$12,464	12,396	12,464
CRH Healthcare Purchaser, Inc. (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	9/17/2031	$2,682	2,669	2,668
EHE Health (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.50%	9.17%	8/7/2030	$24,441	24,244	24,441
HealthDrive (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	6.10%	9.82%	8/20/2029	$20,217	20,217	20,217
HealthDrive (15)(19)(36)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.10%	9.82%	8/20/2029	$269	269	269
HealthDrive (3)(15)(19)(36)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.10%	9.82%	8/20/2029	$3,243	3,215	3,243
Odyssey Behavioral Health (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.25%	9.12%	5/21/2031	$35,150	34,784	35,150
Pharmacy Partners (12)(19)(32)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	6.50%	10.32%	2/28/2029	$23,288	23,110	23,288
Psychiatric Medical Care LLC (12)(16)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	4.75%	8.41%	7/1/2032	$10,250	10,127	10,122
Red Nucleus (16)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.25%	9.02%	10/17/2031	$16,291	16,116	16,291
RedMed Operations (Collage Rehabilitation) (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.00%	8.72%	2/28/2031	$22,761	22,527	22,761
SunMed Group Holdings, LLC (12)(16)(19)	First Lien Senior Secured Loan	SOFR	5.60%	9.44%	6/16/2028	$9,338	9,338	9,338
Healthcare & Pharmaceuticals Total							$206,081	$207,169	2564.6%

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
High Tech Industries
Appriss (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.00%	8.74%	3/10/2031	$22,003	21,926	22,003
Govineer Solutions (fka Black Mountain) (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.00%	8.67%	10/7/2030	$28,947	28,767	28,947
LogRhythm, Inc. (15)(19)(35)	First Lien Senior Secured Loan	SOFR	7.50%	11.34%	7/2/2029	$3,978	3,892	3,818
NearMap (15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	4.75%	8.61%	12/9/2029	$16,044	15,929	16,044
NearMap (12)(15)(19)(35)(36)	First Lien Senior Secured Loan	SOFR	4.75%	8.61%	12/9/2029	$19,414	19,363	19,414
PayRange (15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.00%	8.72%	10/31/2030	$18,340	18,200	18,340
Superna Inc. (15)(19)(36)	First Lien Senior Secured Loan	SOFR	6.50%	10.24%	3/6/2028	$4,201	4,164	4,201
SensorTower (12)(19)(31)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	7.50%	11.20%	3/15/2029	$16,916	16,826	16,916
High Tech Industries Total							$129,067	$129,683	1605.4%

Hotel, Gaming & Leisure
Awayday (15)(19)(34)(36)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	5/6/2032	$13,606	13,460	13,606
City BBQ (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.35%	9.10%	9/4/2030	$28,397	28,237	28,255
Pollo Tropical (12)(15)(19)(35)(36)	First Lien Senior Secured Loan	SOFR	5.25%	9.07%	10/23/2029	$6,148	6,083	6,148
Pyramid Global Hospitality (19)(31)(36)	First Lien Senior Secured Loan	SOFR	5.25%	9.11%	1/19/2028	$5,246	5,246	5,246
Pyramid Global Hospitality (12)(19)(24)(34)(35)	First Lien Senior Secured Loan	SOFR	5.25%	9.11%	1/19/2028	$15,204	15,009	15,204
Hotel, Gaming & Leisure Total							$68,035	$68,459	847.5%

Media: Advertising, Printing & Publishing
AdThrive (36)	First Lien Senior Secured Loan	SOFR	4.36%	8.08%	3/23/2028	$4,910	4,848	4,855
Media: Advertising, Printing & Publishing Total							$4,848	$4,855	60.1%

Metals & Mining
Elevation NewCo, LLC (15)(19)(35)	First Lien Senior Secured Loan	SOFR	5.75%	9.60%	8/1/2031	$2,390	2,367	2,366
Metals & Mining Total							$2,367	$2,366	29.3%

Retail
New Look (Delaware) Corporation (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	5/26/2028	$9,360	9,185	9,360
Thrasio, LLC (7)(14)(15)(19)(26)	First Lien Senior Secured Loan	SOFR	10.11% PIK	13.84%	6/18/2029	$3,991	3,491	1,996
Thrasio, LLC (7)(14)(15)(19)(26)	First Lien Senior Secured Loan	SOFR	10.11% PIK	13.84%	6/18/2029	$1,285	1,138	1,285
Thrasio, LLC (14)(19)	Equity Interest	—	—	—	—	52	5,369	—
Thrasio, LLC (14)(19)	Equity Interest	—	—	—	—	6	597	—
Retail Total							$19,780	$12,641	156.5%

Services: Business
Allbridge (12)(15)(19)(35)(36)	First Lien Senior Secured Loan	SOFR	5.50%	9.17%	6/5/2030	$22,304	22,205	22,304
AMI (12)(16)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.00%	8.90%	10/17/2031	$21,835	21,696	21,835
Datix Bidco Limited (17)(19)(35)	First Lien Senior Secured Loan	SOFR	5.00%	8.73%	4/30/2031	$6,000	5,924	6,000
Dealer Service Network (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.50%	9.16%	2/9/2027	$8,663	8,618	8,663
Discovery Senior Living (12)(15)(19)(35)	First Lien Senior Secured Loan	SOFR	4.75%	8.47%	3/18/2030	$16,703	16,590	16,703
Discovery Senior Living (15)(19)(36)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	8.47%	3/18/2030	$2,794	2,794	2,794
Discovery Senior Living (3)(15)(19)(34)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	8.47%	3/18/2030	$3,411	3,411	3,411
Easy Ice (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.40%	9.24%	10/30/2030	$31,229	30,831	31,229
TEI Holdings Inc. (17)(35)	First Lien Senior Secured Loan	SOFR	4.00%	7.67%	4/9/2031	$10,483	10,521	10,440
Pure Wafer (12)(15)(19)(35)(36)	First Lien Senior Secured Loan	SOFR	5.35%	9.07%	11/12/2030	$10,807	10,729	10,807
PRGX (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.50%	9.16%	12/20/2030	$17,288	17,130	17,029
Electronic Merchant Systems (12)(16)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	4.75%	8.48%	8/1/2030	$20,790	20,520	20,790
Morrow Sodali (12)(18)(19)	First Lien Senior Secured Loan	SOFR	5.35%	9.07%	4/25/2028	$2,173	2,160	2,173
Morrow Sodali (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.48%	9.20%	4/25/2028	$7,680	7,634	7,680
E-Tech Group (12)(15)(19)(35)	First Lien Senior Secured Loan - Revolver	SOFR	5.50%	9.17%	4/9/2030	$7,879	7,821	7,781
Services: Business Total							$188,584	$189,639	2347.6%

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
Services: Consumer
CorePower Yoga, LLC (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	4/30/2031	$21,047	20,951	21,047
MZR Buyer, LLC (12)(15)(19)(26)(35)(36)	First Lien Senior Secured Loan	SOFR	6.90% (0.50% PIK)	11.07%	12/22/2028	$13,687	13,678	12,798
Owl Acquisition, LLC (12)(16)(19)(35)(36)	First Lien Senior Secured Loan	SOFR	4.75%	8.63%	4/17/2032	$14,963	14,860	14,663
Spotless Brands (15)(19)(36)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.37%	7/25/2028	$5,976	5,971	5,976
Vasa Fitness Buyer, Inc. (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	6.35%	10.07%	8/15/2030	$3,990	3,940	3,940
Services: Consumer Total							$59,400	$58,424	723.2%

Telecommunications
Meriplex Communications, Ltd. (12)(16)(19)(35)(36)	First Lien Senior Secured Loan	SOFR	5.10%	8.82%	7/17/2028	$14,696	14,497	14,439
Telecommunications Total							$14,497	$14,439	178.7%

Transportation: Cargo
A&R Logistics, Inc. (12)(15)(19)(26)(34)(35)	First Lien Senior Secured Loan	SOFR	2.65% (4.25% PIK)	10.56%	2/3/2028	$29,641	29,641	26,084
Gulf Winds International (12)(15)(19)(26)(34)	First Lien Senior Secured Loan	SOFR	6.00% (1.00% PIK)	10.72%	12/16/2028	$14,016	13,844	13,315
Gulf Winds International (12)(15)(19)(26)(35)(36)	First Lien Senior Secured Loan	SOFR	6.00% (1.00% PIK)	10.72%	12/16/2028	$15,839	15,718	15,047
ICAT Logistics, Inc. (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.25%	9.97%	3/1/2029	$8,978	8,843	8,843
RoadOne (15)(19)(34)	First Lien Senior Secured Loan	SOFR	6.25%	9.95%	12/29/2028	$6,828	6,723	6,828
RoadOne (15)(19)(34)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.25%	9.95%	12/29/2028	$1,049	1,048	1,049
Transportation: Cargo Total							$75,817	$71,166	881.0%

Transportation: Consumer
PrimeFlight Acquisition LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.50%	9.17%	5/1/2029	$6,473	6,473	6,473
PrimeFlight Acquisition LLC (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.50%	9.35%	5/1/2029	$22,652	22,317	22,652
Transportation: Consumer Total							$28,790	$29,125	360.5%

Utilities: Electric
KAMC Holdings, Inc. (12)(16)(19)(35)	First Lien Senior Secured Loan	SOFR	5.25%	9.10%	8/1/2031	$4,500	4,452	4,449
Utilities: Electric Total							$4,452	$4,449	55.1%

Utilities: Water
Vessco Water (16)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	4.50%	8.22%	7/24/2031	$13,687	13,625	13,687
Utilities: Water Total							$13,625	$13,687	169.4%

Wholesale
Abracon Group Holding, LLC. (7)(14)(16)(19)(26)(34)	First Lien Senior Secured Loan	SOFR	2.05% (4.60% PIK)	10.54%	7/6/2028	$12,471	11,077	7,483
Blackbird Purchaser, Inc. (16)(19)(35)	First Lien Senior Secured Loan	SOFR	5.75%	9.42%	12/19/2030	$5,310	5,310	5,310
Chex Finer Foods, LLC (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.00%	9.74%	6/6/2031	$16,459	16,389	16,459
Fifty U.S. Bidco Inc (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.00%	8.67%	8/1/2031	$11,471	11,415	11,414
Hultec (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.65%	9.32%	3/31/2029	$6,257	6,140	6,257
SureWerx (16)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	12/28/2029	$8,136	8,017	8,095
Wholesale Total							$58,348	$55,018	681.0%

Investments Total							$1,556,187	$1,536,252	19017.7%

Cash Equivalents
Goldman Sachs Financial Square Government Fund Institutional Share Class (30)	Cash Equivalents	—	—	3.69%	—	$64,766	64,766	64,766
Goldman Sachs US Treasury Liquid Reserves Fund (30)	Cash Equivalents	—	—	3.70%	—	$57,524	57,524	57,524
Cash Equivalents Total							$122,290	$122,290	1513.9%
Investments and Cash Equivalents Total							$1,678,477	$1,658,542	20531.6%

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
(36)
Assets or a portion thereof are pledged as collateral for the 2025-1 Issuer.

Below is the financial information for SLP:

Selected Balance Sheet Information

	As of	As of
	March 31, 2026	December 31, 2025
ASSETS
Investments at fair value (amortized cost of $1,621,818 and $1,556,187, respectively)	$1,599,077	$1,536,252
Cash and cash equivalents	3,563	1,964
Restricted cash and cash equivalents	46,496	125,753
Prepaid expenses	3,657	3,773
Interest receivable on investments	13,934	12,658
Receivable for sales and paydowns of investments	3,975	3,976
Total assets	$1,670,702	$1,684,376

LIABILITIES
Debt (net of unamortized debt issuance costs of $9,778 and $10,022, respectively)	$1,295,472	$1,295,228
Subordinated notes payable to members	333,829	315,859
Interest payable on debt	15,444	21,951
Interest payable on subordinated notes payable to members	8,911	8,690
Payable for investments purchased	1,990	25,455
Distributions payable to members	6,569	6,785
Accounts payable and accrued expenses	3,070	2,330
Total liabilities	$1,665,285	$1,676,298

EQUITY
Members’ equity	5,417	8,078
Total Members' equity	$5,417	$8,078
Total liabilities and members’ equity	$1,670,702	$1,684,376

Selected Statement of Operations Information

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Investment income
Interest income	$37,752	$38,112
Total investment income	37,752	38,112

Expenses
Interest and debt financing expenses	19,993	22,585
Interest expense on subordinated notes payable to members	8,910	7,331
Professional fees and other expenses	2,396	2,203
Total expenses	31,299	32,119
Net investment income	6,453	5,993

Net realized and unrealized gains (losses)
Net realized gain (loss) on investments	261	(4,517)
Net change in unrealized appreciation on members subordinated notes	—	24,130
Net change in unrealized appreciation (depreciation) on investments	(2,806)	(1,999)
Total net gain (loss)	(2,545)	17,614
Net increase from operations	3,908	23,607
Net increase in members' equity from operations	$3,908	$23,607

Legacy Corporate Lending HoldCo, LLC

Legacy Corporate Lending HoldCo, LLC and its subsidiaries (“Legacy Corporate Lending”) are principally focused on providing highly customized revolver and term loans and other financial solutions to lower mid-market businesses. The following table shows unaudited summarized financial information for Legacy Corporate Lending:

	For the Three Months Ended March 31,
	2026	2025
Net revenue	$5,721	$4,337
Net operating income	407	1,081
Earnings before taxes	407	1,081
Net profit	834	1,022

Note 4. Fair Value Measurements

Fair Value Disclosures

The following table presents fair value measurements of investments by major class, cash equivalents and derivatives as of March 31, 2026, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Measured at Net Asset Value (2)	Total
Investments:
First Lien Senior Secured Loans	$—	$2,590	$1,623,951	$4,583	$1,631,124
Second Lien Senior Secured Loans	—	—	30,069	—	30,069
Subordinated Debt	—	—	81,721	—	81,721
Preferred Equity	—	—	165,100	—	165,100
Equity Interests	—	—	159,786	7,539	167,325
Warrants	—	—	768	—	768
Subordinated Notes Investment Vehicles (1)	—	—	357,639	—	357,639
Preferred Equity Interests Investment Vehicles (1)	—	—	—	1,836	1,836
Equity Interests Investment Vehicles (1)	—	—	—	35,216	35,216
Total Investments	$—	$2,590	$2,419,034	$49,174	$2,470,798
Cash equivalents	$13,591	$—	$—	$—	$13,591
Forward currency exchange contracts (asset)	$—	$224	$—	$—	$224
Forward currency exchange contracts (liability)	$—	$(2,739)	$—	$—	$(2,739)
Interest rate swap	$—	$4,979	$—	$—	$4,979

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2026:

	First Lien	Second Lien					Subordinated
	Senior	Senior					Notes in
	Secured	Secured	Subordinated	Preferred	Equity		Investment	Total
	Loans	Loans	Debt	Equity	Interests	Warrants	Vehicles (1)	Investments
Balance as of January 1, 2026	$1,591,538	$30,020	$95,687	$157,244	$219,124	$1,045	$348,654	$2,443,312
Purchases of investments and other adjustments to cost	222,532	—	—	4,003	280	—	8,985	235,800
Paid-in-kind interest income	4,290	—	2,745	350	—	—	—	7,385
Net accretion of discounts (amortization of premiums)	1,539	28	175	3	—	—	—	1,745
Principal repayments and sales of investments	(182,991)	—	(13,725)	—	(58,387)	—	—	(255,103)
Net change in unrealized appreciation on investments	(13,273)	21	(3,686)	3,500	9,239	(277)	—	(4,476)
Net realized gain (loss) on investments	316	—	525	—	(10,470)	—	—	(9,629)
Balance as of March 31, 2026	$1,623,951	$30,069	$81,721	$165,100	$159,786	$768	$357,639	$2,419,034
Change in unrealized appreciation attributable to investments still held at March 31, 2026	$(13,224)	$21	$(3,065)	$3,500	$(1,757)	$(277)	$—	$(14,802)

(1)
Represents debt investment in ISLP and SLP.

Transfers between levels, if any, are recognized at the beginning of the year in which transfers occur. For the three months ended March 31, 2026, transfers from Level 2 to Level 3, if any, were primarily due to decreased price transparency. For the three months ended March 31, 2026, transfers from Level 3 to Level 2, if any, were primarily due to increased price transparency.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2025:

	First Lien	Second Lien					Subordinated
	Senior	Senior					Notes in
	Secured	Secured	Subordinated	Preferred	Equity		Investment	Total
	Loans	Loans	Debt	Equity	Interests	Warrants	Vehicles (1)	Investments
Balance as of January 1, 2025	$1,543,286	$30,104	$53,350	$170,876	$219,210	$628	$337,224	$2,354,678
Purchases of investments and other adjustments to cost	1,170,550	9,670	29,393	33,316	14,528	—	23,500	1,280,957
Paid-in-kind interest	19,831	—	10,159	3,891	—	—	—	33,881
Net accretion of discounts (amortization of premiums)	4,875	64	203	3	(6)	—	—	5,139
Principal repayments and sales of investments	(1,132,193)	(9,597)	—	(63,294)	(26,091)	—	—	(1,231,175)
Net change in unrealized appreciation on investments	(2,937)	18,817	(2,486)	6,442	19,865	417	(12,070)	28,048
Net realized gain (loss) on investments	(11,874)	(19,038)	—	11,078	(8,382)	—	—	(28,216)
Reclassifications	—	—	5,068	(5,068)	—	—	—	—
Balance as of December 31, 2025	$1,591,538	30,020	95,687	157,244	219,124	1,045	348,654	$2,443,312
Change in unrealized appreciation attributable to investments still held at December 31, 2025	$(14,211)	$(62)	$(2,581)	$13,107	$15,856	$417	$(12,070)	$456

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

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of March 31, 2026 were as follows:

	As of March 31, 2026
			Significant
	Fair Value of		Unobservable	Range of Significant
	Level 3 Assets (1)	Valuation Technique	Inputs	Unobservable Inputs (3)					Weighted Average (2)
First Lien Senior Secured Loans	$1,433,213	Discounted cash flows	Comparative Yields	6.1%		—	28.4%		11.0%
First Lien Senior Secured Loans	96,956	Comparable company multiple	EBITDA Multiple	6.8	x	—	11.5	x	8.8x
First Lien Senior Secured Loans	5,891	Comparable company multiple	Revenue Multiple	0.3	x	—	1.1	x	1.1x
First Lien Senior Secured Loans	12,052	Collateral coverage	Recovery Rate			—			100.0%
Second Lien Senior Secured Loans	30,069	Discounted cash flows	Comparative Yields	13.0%		—	13.6%		13.3%
Subordinated Notes in Investment Vehicles	357,639	Collateral coverage	Recovery Rate	93.3%		—	100.0%		96.9%
Subordinated Debt	81,721	Discounted cash flows	Comparative Yields	13.2%		—	21.4%		19.4%
Equity Interests	49,130	Discounted cash flows	Discount Rate			—			13.4%
Equity Interests	95,840	Comparable company multiple	EBITDA Multiple	3.8	x	—	24.0	x	12.5x
Equity Interests	7,647	Comparable company multiple	Revenue Multiple	3.8	x	—	34.5	x	12.7x
Equity Interests	5,860	Comparable company multiple	Book Value Multiple			—			1.0x
Preferred Equity	26,834	Comparable company multiple	EBITDA Multiple	6.3	x	—	23.0	x	10.7x
Preferred Equity	50,092	Comparable company multiple	Revenue Multiple	3.8	x	—	10.1	x	7.5x
Preferred Equity	73,309	Comparable company multiple	Book Value Multiple			—			1.0x
Preferred Equity	11,100	Discounted cash flows	Comparative Yields	13.6%		—	18.8%		16.9%
Preferred Equity	3,765	Discounted cash flows	Discount Rate			—			13.0%
Warrants	35	Comparable company multiple	Revenue Multiple			—			3.5x
Warrants	733	Discounted cash flows	Discount Rate			—			25.0%
Total investments	$2,341,886

(1)
Included within the Level 3 assets of $2,419,034 is an amount of $77,148 for which the Advisor did not develop the unobservable inputs for the determination of fair value (examples include single source quotation and prior or pending transactions such as investments originated in the quarter or imminent payoffs).
(2)
Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.
(3)
The range for an asset category consisting of a single investment, if any, is not meaningful and therefore has been excluded.

The Company used the income approach and market approach to determine the fair value of certain Level 3 assets as of March 31, 2026. The significant unobservable inputs used in the income approach are the comparative yield and discount rate. The comparative yield and discount rate are used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value. The significant unobservable inputs used in the market approach are the comparable company multiple and the recovery rate. The comparable company multiple is used to estimate the enterprise value of the underlying investment. An increase/decrease in the multiple would result in an increase/decrease, respectively, in the fair value. The recovery rate represents the extent to which proceeds can be recovered. An increase/decrease in the recovery rate would result in an increase/decrease, respectively, in the fair value.

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

Debt Not Carried at Fair Value

Fair value is estimated by using market quotations or discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. If the Company’s debt obligations were carried at fair value, the fair value and level would have been as follows:

		As of
	Level	March 31, 2026	December 31, 2025
2019-1 Debt	2	$270,957	$272,182
March 2026 Notes	2	—	298,926
October 2026 Notes	2	295,288	295,222
March 2030 Notes	2	339,944	350,538
March 2031 Notes	2	335,284	—
Sumitomo Credit Facility	3	195,000	251,000
Total Debt		$1,436,473	$1,467,868

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

For the three months ended March 31, 2026 and 2025, management fees were $9.1 million and $9.1 million, respectively.

As of March 31, 2026 and December 31, 2025, $9.1 million and $9.4 million, respectively, remained payable related to the Base Management Fee accrued in base management fee payable on the Consolidated Statements of Assets and Liabilities.

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

For the three months ended March 31, 2026 and 2025, the Company incurred $5.6 million and $2.2 million, respectively, of income incentive fees (before waivers), which are included in incentive fees on the Consolidated Statements of Operations.

As of March 31, 2026 and December 31, 2025, there was $5.6 million and $5.9 million, respectively, related to the income incentive fee accrued in incentive fee payable on the Consolidated Statements of Assets and Liabilities.

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

There were no capital gains incentive fee payable to the Advisor under the Amended Advisory Agreement as of March 31, 2026 and December 31, 2025.

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

For the three months ended March 31, 2026 and 2025, the Company accrued $0.0 million and $0.0 million, respectively, of incentive fees related to the GAAP Incentive Fee, which is included in incentive fees on the Consolidated Statements of Operations. As of March 31, 2026 and December 31, 2025, there was $0.0 million and $0.0 million related to the GAAP Incentive Fee accrued in incentive fee payable on the Consolidated Statements of Assets and Liabilities, respectively.

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

The Company incurred expenses related to the Administrator of $0.6 million and $0.7 million for the three months ended March 31, 2026 and 2025, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations. As of March 31, 2026 and December 31, 2025, respectively, there were $0.6 million and $0.6 million related to the Administrator that were payable and included in “accounts payable and accrued expenses” in the Consolidated Statements of Assets and Liabilities. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Company incurred expenses related to the sub-administrator of $0.2 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations. The Administrator will not seek reimbursement in the event that any such reimbursements would cause any distributions to our stockholders to constitute a return of capital. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and the Company will reimburse the expenses of these parties incurred and paid by the Advisor on our behalf.

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

Related Party Commitments

An affiliate of the Advisor is the investment manager to certain pooled investment vehicles which are investors in the Company. These investors held 11,822,432.66 and 11,822,432.66 shares of the Company at March 31, 2026 and December 31, 2025, respectively.

Non-Controlled/Affiliate and Controlled Affiliate Investments

Transactions during the three months ended March 31, 2026 in which the issuer was either an Affiliated Person, as defined in the 1940 Act, or an Affiliated Person that the Company is deemed to control are as follows:

Portfolio Company	Fair Value as of December 31, 2025	Gross Additions	Gross Reductions	Change in Unrealized Appreciation	Realized Gains (Losses)	Fair Value as of March 31, 2026	Dividend, Interest, and PIK Income	Other Income
Non-Controlled/affiliate investment
ADT Pizza, LLC Equity Interest (1)	$—	$—	$—	$—	$—	$—	$—	$—
Ansett Aviation Training Equity Interest (1)	18,384	—	—	490	—	18,874	2	—
Walker Edison First Lien Senior Secured Loan - Delayed Draw (1)	290	—	—	—	—	290	—	21
Total Non-Controlled/affiliate investment	$18,674	$—	$—	$490	$—	$19,164	$2	$21
Controlled affiliate investment
Bain Capital Senior Loan Program, LLC Subordinated Note Investment Vehicles	$157,925	$8,985	$—	$—	$—	$166,910	$4,460	$—
Bain Capital Senior Loan Program, LLC Preferred Equity Interest Investment Vehicles	1,836	—	—	—	—	1,836	985	—
Bain Capital Senior Loan Program, LLC Equity Interest Investment Vehicles	5,007	—	—	(1,389)	—	3,618	2,792	—
BCC Jetstream Holdings Aviation (On II), LLC First Lien Senior Secured Loan (1)	4,583	—	—	—	—	4,583	—	—
BCC Jetstream Holdings Aviation (On II), LLC Equity Interest (1)	—	—	—	—	—	—	—	—
BCC Jetstream Holdings Aviation (Off I), LLC Equity Interest (1)	7,539	—	—	—	—	7,539	—	—
Gale Aviation (Offshore) Co Equity Interest (1)	55,758	—	(53,307)	10,997	(13,448)	—	—	—
International Senior Loan Program, LLC Equity Interest Investment Vehicles	43,554	—	—	(11,956)	—	31,598	856	—
International Senior Loan Program, LLC Subordinated Note Investment Vehicles	190,729	—	—	—	—	190,729	5,573	—
Legacy Corporate Lending HoldCo, LLC Equity Interest (1)	1,287	—	—	56	—	1,343	—	—
Legacy Corporate Lending HoldCo, LLC Preferred Equity	68,748	3,599	—	962	—	73,309	1,350	—
Legacy Corporate Lending HoldCo, LLC Equity Interest (1)	—	—	—	4,517	—	4,517	—	—
Lightning Holdings B, LLC Equity Interest (1)	47,423	—	—	1,707	—	49,130	—	—
Parcel2Go First Lien Senior Secured Loan	56	4	—	(2)	—	58	2	—
Parcel2Go Equity Interest (1)	—	—	—	—	—	—	—	—
Parcel2Go Preferred Equity (1)	—	—	—	—	—	—	—	—
SG Global Midco Limited First Lien Senior Secured Loan	3	—	—	—	—	3	—	—
Surrey Bidco Limited First Lien Senior Secured Loan (1)	22	—	—	(22)	—	—	—	—
Voltaire Topco Limited Equity Interest (1)	—	—	—	—	—	—	—	—
Total Controlled affiliate investment	$584,470	$12,588	$(53,307)	$4,870	$(13,448)	$535,173	$16,018	$—
Total	$603,144	$12,588	$(53,307)	$5,360	$(13,448)	$554,337	$16,020	$21

(1) Non-income producing.

Transactions during the year ended December 31, 2025 in which the issuer was either an Affiliated Person or an Affiliated Person that the Company is deemed to control are as follows:

	Fair Value					Fair Value
	as of			Change in	Realized	as of	Dividend,
	December 31,	Gross	Gross	Unrealized	Gains	December 31,	Interest, and	Other
Portfolio Company	2024	Additions	Reductions	Appreciation	(Losses)	2025	PIK Income	Income
Non-Controlled/affiliate investment
ADT Pizza, LLC Equity Interest (1)	$8,429	$—	$(3,361)	$(5,068)	$—	$—	$—	$3
Ansett Aviation Training First Lien Senior Secured Loan	4,374	—	(4,601)	934	(707)	—	176	—
Ansett Aviation Training Equity Interest (1)	8,617	—	—	9,767	—	18,384	—	5
Blackbrush Oil & Gas C/S Equity Interest (1)	—	3,209	—	—	(3,209)	—	—	—
DC Blox Equity Interest (1)	—	—	—	—	—	—	—	—
DC Blox First Lien Senior Secured Loan	1,408	68	(1,384)	(92)	—	—	30	—
DC Blox Preferred Equity (1)	38,523	—	(37,794)	(623)	(106)	—	—	—
DC Blox Preferred Equity (1)	5,230	—	(5,440)	(1,371)	1,581	—	10	—
DC Blox Preferred Equity (1)	4,277	—	(7,346)	(4,265)	7,334	—	5	—
Direct Travel, Inc First Lien Senior Secured Loan	—	—	—	—	—	—	—	101
Walker Edison First Lien Senior Secured Loan - Delayed Draw (1)	—	656	—	—	(656)	—	—	—
Walker Edison Equity Interest (1)	—	—	—	5,592	(5,592)	—	—	—
Walker Edison First Lien Senior Secured Loan (1)	—	52	—	—	(52)	—	—	—
Walker Edison First Lien Senior Secured Loan (1)	1,040	187	—	5,393	(6,620)	—	—	—
Walker Edison First Lien Senior Secured Loan - Revolver (1)	3,182	—	(93)	—	(3,089)	—	(61)	—
Walker Edison First Lien Senior Secured Loan - Delayed Draw (1)	278	447	—	—	(725)	—	8	—
Walker Edison First Lien Senior Secured Loan - Delayed Draw (1)	238	104	—	1,703	(2,045)	—	—	—
Walker Edison First Lien Senior Secured Loan - Delayed Draw (1)	137	—	—	736	(873)	—	(3)	—
Walker Edison First Lien Senior Secured Loan - Delayed Draw (1)	—	290	—	—	—	290	—	9
Walker Edison First Lien Senior Secured Loan - Delayed Draw (1)	—	266	(266)	—	—	—	—	—
Total Non-Controlled/affiliate investment	$75,733	$5,279	$(60,285)	$12,706	$(14,759)	$18,674	$165	$118
Controlled affiliate investment
Bain Capital Senior Loan Program, LLC Subordinated Note Investment Vehicles	$146,495	$23,500	$—	$(12,070)	$—	$157,925	$16,131	$—
Bain Capital Senior Loan Program, LLC Preferred Equity Interest Investment Vehicles	10	—	—	1,826	—	1,836	2,631	—
Bain Capital Senior Loan Program, LLC Equity Interest Investment Vehicles	(4,849)	—	—	9,856	—	5,007	5,009	—
BCC Jetstream Holdings Aviation (On II), LLC First Lien Senior Secured Loan (1)	6,933	—	—	(2,350)	—	4,583	—	—
BCC Jetstream Holdings Aviation (On II), LLC Equity Interest (1)	—	—	—	—	—	—	—	—
BCC Jetstream Holdings Aviation (Off I), LLC Equity Interest (1)	11,405	—	—	(3,866)	—	7,539	—	—
Gale Aviation (Offshore) Co Equity Interest (1)	71,813	—	(7,640)	(8,415)	—	55,758	2,200	—
International Senior Loan Program, LLC Equity Interest Investment Vehicles	55,408	—	—	(11,854)	—	43,554	3,623	—
International Senior Loan Program, LLC Subordinated Note Investment Vehicles	190,729	—	—	—	—	190,729	23,289	—
Legacy Corporate Lending HoldCo, LLC Equity Interest (1)	900	—	—	387	—	1,287	—	—
Legacy Corporate Lending HoldCo, LLC Preferred Equity	45,009	23,850	(6,750)	6,639	—	68,748	2,700	—
Legacy Corporate Lending HoldCo, LLC Equity Interest (1)	—	—	—	—	—	—	—	—
Lightning Holdings B, LLC Equity Interest (1)	57,807	150	(15,249)	4,715	—	47,423	—	—
Parcel2Go First Lien Senior Secured Loan	54	8	—	(6)	—	56	10	—
Parcel2Go Equity Interest (1)	—	—	—	—	—	—	—	—
Parcel2Go Preferred Equity (1)	—	—	—	—	—	—	—	—
SG Global Midco Limited First Lien Senior Secured Loan (1)	—	3	—	—	—	3	—	—
Surrey Bidco Limited First Lien Senior Secured Loan (1)	—	76	—	(54)	—	22	—	—
Voltaire Topco Limited Equity Interest (1)	—	—	—	—	—	—	—	—
Total Controlled affiliate investment	$581,714	$47,587	$(29,639)	$(15,192)	$—	$584,470	$55,593	$—
Total	$657,447	$52,866	$(89,924)	$(2,486)	$(14,759)	$603,144	$55,758	$118

(1) Non-income producing.

Note 6. Debt

In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain exceptions, the Company is permitted to borrow amounts such that its asset coverage ratio is at least 150% after such borrowing (if certain requirements are met). As of March 31, 2026 and December 31, 2025, the Company’s asset coverage ratio based on aggregated borrowings outstanding was 174.6% and 175.9%, respectively.

The Company’s outstanding borrowings as of March 31, 2026 and December 31, 2025 were as follows:

	As of March 31, 2026			As of December 31, 2025
	Total Aggregate	Principal		Total Aggregate	Principal
	Principal Amount	Amount	Carrying	Principal Amount	Amount	Carrying
	Committed	Outstanding	Value (1)	Committed	Outstanding	Value (1)
2019-1 Debt	$272,000	$272,000	$270,265	$272,000	$272,000	$270,224
March 2026 Notes	—	—	—	300,000	300,000	299,786
October 2026 Notes	300,000	300,000	299,264	300,000	300,000	298,926
March 2030 Notes (2)	350,000	350,000	348,530	350,000	350,000	350,860
March 2031 Notes (2)	350,000	350,000	341,598	—	—	—
Sumitomo Credit Facility	855,000	195,000	195,000	855,000	251,000	251,000
Total Debt	$2,127,000	$1,467,000	$1,454,657	$2,077,000	$1,473,000	$1,470,796

(1)
Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.
(2)
The carrying value of the March 2030 Notes and March 2031 Notes includes the effective portion of the fair value of the interest rate swap, as further discussed in Note 7, Derivatives, to these Consolidated Financial Statements.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the three months ended March 31, 2026 and year ended December 31, 2025 was 4.6% and 4.8%, respectively.

The combined weighted average borrowings outstanding for the three months ended March 31, 2026 and year ended December 31, 2025 were $1.6 billion and $1.5 billion, respectively.

The following table shows the contractual maturities of our debt obligations as of March 31, 2026:

	Payments Due by Period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
2019-1 Debt	$272,000	$—	$—	$—	$272,000
October 2026 Notes	300,000	300,000	—	—	—
March 2030 Notes	350,000	—	—	350,000	—
March 2031 Notes	350,000	—	—	350,000	—
Sumitomo Credit Facility	195,000	—	—	195,000	—
Total Debt Obligations	$1,467,000	$300,000	$—	$895,000	$272,000

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

On July 2, 2025, the Co-Issuers refinanced the 2019‑1 CLO Reset Notes through a $430.3 million term debt securitization in the form of a collateralized loan obligation (the “CLO Reset Transaction”). The CLO Reset Transaction was executed through the issuance by the Co-Issuers of the following classes of notes pursuant to that certain second amended and restated indenture: (i) $232.0 million of Class A-1-RR Senior Secured Floating Rate Notes, which bear interest at the three-month SOFR plus 1.45%; (ii) $16.0 million of Class A-2-RR Senior Secured Floating Rate Notes, which bear interest at the three-month SOFR plus 1.60%; (iii) $24.0 million of Class A-3-RR Senior Secured Floating Rate Notes, which bear interest at the three-month SOFR plus 1.85%; (iv) $32.0 million of Class B-RR Secured Deferrable Floating Rate Notes, which bear interest at the three-month SOFR plus 2.35%; and (v) $24.0 million of Class C-RR Secured Deferrable Floating Rate Notes, which bear interest at the three-month SOFR plus 3.35% (collectively, the “2019-1 CLO Replacement Notes”). The 2019-1 CLO Replacement Notes will mature on July 15, 2036 and the reinvestment period ends April 15, 2027. As of March 31, 2026, the Company retained $32.0 million of the Class B-RR Notes and $24.0 million of the Class C-RR Notes. The retained notes by the Company are eliminated in consolidation. Additionally, the Company holds $102.3 million in membership interests in the 2019-1 Issuer (“Membership Interests”). 100% of the Membership Interests are retained by the Company and eliminated in consolidation. The obligations of the 2019-1 Issuer under the 2019-1 CLO Transaction are non-recourse to the Company.

The 2019‑1 CLO Replacement Notes was executed through a private placement of the following 2019‑1 Debt:

				Interest rate at
2019-1 Debt	Principal Amount	Spread above Index		March 31, 2026
Class A-1-RR Notes	$232,000	1.45	% + 3 Month SOFR	5.12%
Class A-2-RR Notes	16,000	1.60	% + 3 Month SOFR	5.27%
Class A-3-RR Notes	24,000	1.85	% + 3 Month SOFR	5.52%
Total 2019-1 Debt	$272,000

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

As of March 31, 2026, there were 52 first lien senior secured loans with a total fair value of approximately $395.7 million and cash of $11.7 million securing the 2019-1 Debt. As of December 31, 2025, there were 48 first lien senior secured loans with a total fair value of approximately $380.6 million and cash of $26.8 million securing the 2019-1 Debt. Assets that are pledged as collateral for the 2019-1 Debt are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the indenture and loan agreement governing the 2019-1 Debt. The creditors of the 2019-1 Co-Issuers have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2019-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture and loan agreement governing the 2019-1 Debt. As of March 31, 2026, the Company was in compliance with its covenants related to the 2019-1 Debt.

Costs incurred in connection with the offering of the 2019‑1 CLO Reset Notes and the 2019‑1 CLO Replacement Notes have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2019‑1 Debt on the Consolidated Statements of Assets and Liabilities and are being amortized over the life using the effective interest method. The balance of the unamortized debt issuance costs was $1.7 million and $1.8 million as of March 31, 2026 and December 31, 2025, respectively.

For the three months ended March 31, 2026 and 2025, the components of interest expense related to the 2019‑1 Co-Issuers were as follows:

	For the Three Months Ended March 31,
	2026	2025
Borrowing interest expense	$3,556	$5,509
Unused facility fee	—	—
Amortization of deferred financing costs and upfront commitment fees	41	32
Total interest and debt financing expenses	$3,597	$5,541

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

The March 2026 Notes matured on March 10, 2026. The March 2026 Notes bore interest at a rate of 2.95% per year payable semi-annually on March 10th and September 10th of each year, commencing on September 10, 2021. The March 2026 Notes were general unsecured obligations of the Company that ranked senior in right of payment to all of the Company’s then existing and future indebtedness that was expressly subordinated in right of payment to the March 2026 Notes, ranked pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, ranked effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secured) to the extent of the value of the assets securing such indebtedness, and ranked structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

The net proceeds to the Company in connection with the issuance of the March 2026 Notes were approximately $294.3 million, after deducting the underwriting discounts and commissions of $4.4 million and offering expenses of $1.3 million.

As of March 31, 2026 and December 31, 2025, the components of the carrying value of the March 2026 Notes were as follows:

	March 31, 2026	December 31, 2025
Principal amount of debt	$—	$300,000
Unamortized debt issuance cost	—	(122)
Original issue discount, net of accretion	—	(92)
Carrying value of March 2026 Notes	$—	$299,786

For the three months ended March 31, 2026 and 2025, the components of interest expense related to the March 2026 Notes were as follows:

	For the Three Months Ended March 31,
	2026	2025
Borrowing interest expense	$1,696	$2,213
Amortization of debt issuance cost	122	160
Accretion of original issue discount	92	118
Total interest and debt financing expenses	$1,910	$2,491

October 2026 Notes

On October 13, 2021, the Company and the Trustee entered into a Second Supplemental Indenture (the “Second Supplemental Indenture”) to the Indenture between the Company and the Trustee. The Second Supplemental Indenture relates to the Company’s issuance of $300.0 million aggregate principal amount of its 2.55% notes due 2026 (the “October 2026 Notes”).

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

As of March 31, 2026 and December 31, 2025, the components of the carrying value of the October 2026 Notes were as follows:

	March 31, 2026	December 31, 2025
Principal amount of debt	$300,000	$300,000
Unamortized debt issuance cost	(392)	(572)
Original issue discount, net of accretion	(344)	(502)
Carrying value of October 2026 Notes	$299,264	$298,926

For the three months ended March 31, 2026 and 2025, the components of interest expense related to the October 2026 Notes were as follows:

	For the Three Months Ended March 31,
	2026	2025
Borrowing interest expense	$1,913	$1,913
Amortization of debt issuance cost	180	181
Accretion of original issue discount	158	157
Total interest and debt financing expenses	$2,251	$2,251

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

The facility amount under the Sumitomo Credit Agreement is $300.0 million with an accordion provision to permit increases to the total facility amount up to $1.0 billion. Proceeds of the loans under the Sumitomo Credit Agreement may be used for general corporate purposes of the Company, including, without limitation, repaying outstanding indebtedness, making distributions, contributions and investments, and acquisition and funding, and such other uses as permitted under the Sumitomo Credit Agreement. The original maturity date was December 24, 2026.

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

Interest under the Sumitomo Credit Agreement for (i) loans for which the Company elects the base rate option, (A) if the borrowing base is equal to or greater than the product of 1.60 and the revolving credit exposure, is payable at an “alternate base rate” (which is the greater of zero and the highest of (a) the prime rate as published in the print edition of The Wall Street Journal, Money Rates Section, (b) the federal funds effective rate plus 0.5% and (c) the one-month Eurocurrency rate plus 1% per annum) plus 0.75% per annum and (B) if the borrowing base is less than the product of 1.60 and the revolving credit exposure, the alternate base rate plus 0.875% per annum; (ii) loans for which the Company elects the Eurocurrency option, (A) if the borrowing base is equal to or greater than the product of 1.60 and the revolving credit exposure, is payable at a rate equal to the Eurocurrency rate plus 1.75% per annum and (B) if the borrowing base is less than the product of 1.60 and the revolving credit exposure, is payable at a rate equal to the Eurocurrency rate plus 1.875% per annum; and (iii) loans for which the Company elects the risk-free-rate option, (A) if the borrowing base is equal to or greater than the product of 1.60 and the revolving credit exposure, is payable at a rate equal to risk-free-rate plus 1.8693% per annum and (B) if the borrowing base is less than the product of 1.60 and the revolving credit exposure, is payable at a rate equal to risk-free-rate plus 1.9943% per annum. The Company pays a commitment fee of 37.5 basis points (0.375%) on the average daily unused amount of the dollar commitment.

The Sumitomo Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of March 31, 2026, the Company was in compliance with its covenants related to the Sumitomo Credit Facility.

As of March 31, 2026 and December 31, 2025, there were $195.0 million and $251.0 million of borrowings under the Sumitomo Credit Facility.

For the three months ended March 31, 2026 and 2025, the components of interest expense related to the Sumitomo Credit Facility were as follows:

	For the Three Months Ended March 31,
	2026	2025
Borrowing interest expense	$2,484	$4,456
Unused facility fee	642	544
Accretion of original issue discount	259	258
Total interest and debt financing expenses	$3,385	$5,258

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

As of March 31, 2026 and December 31, 2025, the components of the carrying value of the March 2030 Notes were as follows:

	March 31, 2026	December 31, 2025
Principal amount of debt	$350,000	$350,000
Unamortized debt issuance cost	(3,552)	(3,773)
Original issue discount, net of accretion	(3,081)	(3,273)
Effective interest rate swap hedge	5,163	7,906
Carrying value of March 2030 Notes	$348,530	$350,860

For the three months ended March 31, 2026 and 2025, the components of interest expense related to the March 2030 Notes were as follows:

	For the Three Months Ended March 31,
	2026	2025
Borrowing interest expense	$5,206	$3,124
Amortization of debt issuance cost	221	130
Accretion of original issue discount	192	113
Interest rate swaps	(264)	74
Hedged items	(45)	(78)
Total interest and debt financing expenses	$5,310	$3,363

March 2031 Notes

On January 29, 2026, the Company and the Trustee entered into a Fourth Supplemental Indenture (the “Fourth Supplemental Indenture”) to the Base Indenture (the Base Indenture together with the Fourth Supplemental Indenture, the “New Indenture”). The Fourth Supplemental Indenture relates to the Company’s issuance of $350.0 million aggregate principal amount of its 5.95% notes due 2031 (the “March 2031 Notes”).

The March 2031 Notes will mature on March 1, 2031 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the New Indenture. The March 2031 Notes bear interest at a rate of 5.95% per year payable semi-annually on March 1 and September 1 of each year, commencing on September 1, 2026. The March 2031 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the March 2031 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

The net proceeds to the Company were approximately $341.7 million, after deducting the underwriting discounts and commissions of $7.2 million and offering expenses of $1.1 million.

In connection with the March 2031 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the March 2031 Notes, the Company receives a fixed interest rate of 5.95% per annum receivable semiannually on March 1 and September 1 of each year, and pays a floating interest rate of SOFR + 2.28% per annum payable quarterly on March 1, June 1, September 1, and December 1 of each year, on $350 million of the March 2031 Notes. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship. Please see “Item 1. Consolidated Financial Statements - Notes to Consolidated Financial Statements - Note 7. Derivatives” for additional detail.

As of March 31, 2026 and December 31, 2025, the components of the carrying value of the March 2031 Notes were as follows:

	March 31, 2026	December 31, 2025
Principal amount of debt	$350,000	$—
Unamortized debt issuance cost	(4,435)	—
Original issue discount, net of accretion	(3,605)	—
Effective interest rate swap hedge	(362)	—
Carrying value of March 2031 Notes	$341,598	$—

For the three months ended March 31, 2026 and 2025, the components of interest expense related to the March 2031 Notes were as follows:

	For the Three Months Ended March 31,
	2026	2025
Borrowing interest expense	$3,587	$—
Amortization of debt issuance cost	151	—
Accretion of original issue discount	122	—
Interest rate swaps	2	—
Hedged items	(63)	—
Total interest and debt financing expenses	$3,799	$—

Note 7. Derivatives

In the normal course of business, the Company enters into derivative financial instruments to achieve certain risk management objectives, including managing its interest rate and foreign currency risk exposures. The fair value of derivative contracts open as of March 31, 2026 and December 31, 2025 is included on the consolidated schedules of investments by contract.

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

The following table presents both gross and net information about derivative instruments eligible for offset in the Consolidated Statements of Assets and Liabilities as of March 31, 2026:

				Net amount of
			Gross amount of	assets or
		Gross amount of	(liabilities)	(liabilities)
	Account in the	assets on the	on the	presented on the
	consolidated	consolidated	consolidated	consolidated
	statements of	statements of	statements of	statements of	Cash Collateral
	assets	assets and	assets and	assets and	paid	Net
Counterparty	and liabilities	liabilities	liabilities	liabilities	(received) (1)	Amounts (2)
Bank of New York	Unrealized depreciation on forward currency contracts	$1,039	$(2,097)	$(1,058)	$1,058	$—
BNP Paribas	Unrealized depreciation on forward currency contracts	$187	$(1,037)	$(850)	$850	$—
US Bank	Unrealized appreciation on forward currency contracts	$511	$(291)	$220	$—	$220
Wells Fargo	Unrealized depreciation on forward currency contracts	$472	$(1,303)	$(831)	$—	$(831)
Citibank	Unrealized appreciation on forward currency contracts	$4	$—	$4	$—	$4
Wells Fargo	Interest rate swap	$5,278	$—	$5,278	$(4,760)	$518
BNP Paribas	Interest rate swap	$—	$(299)	$(299)	$120	$(179)

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

For the three months ended March 31, 2026 and 2025, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $199.5 million and $146.3 million, respectively, and the average notional exposure for interest rate swaps was $525.0 million and $175 million, respectively.

The effect of transactions in derivative instruments to the Consolidated Statements of Operations during the three months ended March 31, 2026 and 2025 was as follows:

	For the Three Months Ended March 31,
	2026	2025
Net realized gain (loss) on forward currency exchange contracts	$(2,989)	$(2,405)
Net change in unrealized appreciation on forward currency exchange contracts	6,546	(2,073)
Total net realized and unrealized gain (loss) on forward currency exchange contracts	$3,557	$(4,478)

Included in total net gains (losses) on the Consolidated Statements of Operations are net gains (losses) of ($2.9) million and $4.3 million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the three months ended March 31, 2026 and 2025, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $3.6 million and ($4.5) million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the Consolidated Statements of Operations is $0.7 million and ($0.2) million for the three months ended March 31, 2026 and 2025, respectively.

The Company's interest rate swaps have been designated in a qualifying hedge accounting relationship. Net realized and unrealized gains and losses for the three months ended March 31, 2026 and 2025, for the Company’s interest rate swap, are in the following locations in the Consolidated Statement of Operations:

	For the Three Months Ended March 31,		Financial Statement Location
	2026	2025
Interest rate swaps	$(262)	$74	Interest and debt financing expenses
Hedged items	(108)	(78)	Interest and debt financing expenses

Note 8. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the three months ended March 31, 2026:

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
February 26, 2026	March 16, 2026	March 30, 2026	$0.42	$27,245
Total distributions declared			$0.42	$27,245

The distributions declared during the three months ended March 31, 2026 were derived from investment company taxable income and net capital gain, if any.

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

Prior to the IPO, the Company had issued 43,982,137.46 shares in the private placement of the Company’s common stock (the “Private Offering”). Each investor had entered into a separate subscription agreement relating to the Company’s common stock (the “Subscription Agreements”). Each investor had made a capital commitment to purchase shares of the Company’s common stock pursuant to the Subscription Agreements. Investors were required to make capital contributions to purchase shares of the Company’s common stock each time the Company delivered a drawdown notice, which were delivered at least 10 business days prior to the required funding date in an aggregate amount not to exceed their respective capital commitments. The number of shares to be issued to a stockholder was determined by dividing the total dollar amount of the contribution by a stockholder by the net asset value per share of the common stock as of the last day of the Company’s fiscal quarter or such other date and price per share as determined by the Board in accordance with the requirements of the 1940 Act. As of December 31, 2018, aggregate commitments relating to the Private Offering were $1.3 billion. All outstanding commitments related to these Subscription Agreements were cancelled due to the completion of the IPO on November 15, 2018. As of March 31, 2026 and December 31, 2025, the Advisor contributed in aggregate $8.9 million and $8.9 million to the Company and received 488,212.35 and 488,212.35 shares of the Company, respectively. At March 31, 2026 and December 31, 2025, the Advisor owned 0.00% and 0.00%, respectively, of the outstanding common stock of the Company.

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

There have been no shares issued or proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements, issuance of common stock. There have been 0 shares and 52,336 shares, respectively, issued pursuant to the dividend reinvestment plan during the three months ended March 31, 2026 and 2025.

On May 7, 2019, the Board authorized the Company to repurchase up to $50 million of its outstanding common stock in accordance with safe harbor rules under the Exchange Act. Any such repurchases will depend upon market conditions and there is no guarantee that the Company will repurchase any particular number of shares or any shares at all. As of March 31, 2026, there have been no repurchases of common stock.

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

The Company may from time to time issue and sell common stock through public or “at the market” offerings. No common stock was issued and sold through public or “at the market” offerings during the three months ended March 31, 2026. In connection with the issuance of common stock, the Company issued and sold common stock during the three months ended March 31, 2025 as follows:

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

As of March 31, 2026, the Company had $442.6 million of unfunded commitments under loan and financing agreements as follows:

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
A&R Logistics, Inc. - Revolver	2/3/2028	$426
A&R Logistics, Inc. - Revolver	6/29/2026	2,152
ACAMS - Revolver	12/30/2031	1,413
Accident Care Alliance Holdco LLC - Delayed Draw	8/20/2030	1,924
Accident Care Alliance Holdco LLC - Revolver	8/20/2030	1,962
Advanced Aircrew - Revolver	7/26/2030	696
AeriTek Global CAD Acquisition Inc. - Revolver	8/27/2030	40
AgroFresh Solutions - Revolver	4/2/2029	3,149
AGS American Glass Services Acquisition, LLC - Delayed Draw	7/24/2031	903
AGS American Glass Services Acquisition, LLC - Revolver	7/24/2031	487
Allbridge - Delayed Draw	6/5/2030	2,841
Allbridge - Revolver	6/5/2030	3,825
Alldent Holding GmbH - Delayed Draw	11/15/2032	462
Allworth Financial Group, L.P. - Revolver	12/23/2027	2,816
Allworth Financial Group, L.P. - Delayed Draw	12/23/2027	2,781
Alogent Holdings, Inc. - Delayed Draw	1/21/2032	5,611
Alogent Holdings, Inc. - Revolver	1/21/2032	1,602
AMI - Revolver	10/17/2031	4,563
AOM Infusion - Delayed Draw	3/19/2032	228
AOM Infusion - Revolver	3/19/2032	398
AP Plastics Group, LLC - Delayed Draw	8/10/2030	794
Apollo Intelligence - Revolver	5/31/2028	3,230
Applitools - Revolver	5/25/2028	3,430
Appriss - Delayed Draw	3/10/2031	3,566
Appriss - Revolver	3/10/2031	3,209
Appriss Holdings, Inc. - Revolver	5/6/2028	753
Arctic Glacier U.S.A., Inc. - Revolver	5/24/2028	12
ASP-r-pac Acquisition Co LLC - Revolver	12/29/2027	209
ATS - Revolver	7/12/2029	2,872
Awayday - Revolver	5/6/2032	1,136
AXH Air Coolers - Revolver	10/31/2029	5,504
AXH Air Coolers - Delayed Draw	10/31/2029	3,811
Beacon Specialized Living - Delayed Draw	3/25/2028	7,989
Beacon Specialized Living - Revolver	3/25/2028	1,282
Beneficium - Delayed Draw	6/28/2031	9,524
BLI Buyer, Inc. - Delayed Draw	10/31/2031	3,211
BLI Buyer, Inc. - Revolver	10/31/2031	1,605
Bridger Aerospace Group Holdings, Inc. - Delayed Draw	10/28/2030	2,516
Bridger Aerospace Group Holdings, Inc. - Revolver	10/28/2030	606
BTX Precision - Revolver	7/25/2030	2,948
BTX Precision - Delayed Draw	7/25/2030	6,977
Chase Industries, Inc. - Revolver	11/11/2027	1,090
Chex Finer Foods, LLC - Delayed Draw	6/6/2031	8,410

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Chex Finer Foods, LLC - Revolver	6/6/2031	2,902
Chilton - Delayed Draw	2/5/2031	10,122
Chilton - Revolver	2/5/2031	1,961
Choreo - Delayed Draw	2/18/2028	5,091
City BBQ - Delayed Draw	9/4/2030	9,476
City BBQ - Revolver	9/4/2030	4,738
Comet BidCo Limited - Delayed Draw	1/30/2032	148
Comet BidCo Limited - Revolver	1/30/2032	370
CorePower Yoga, LLC - Delayed Draw	4/30/2031	1,890
CorePower Yoga, LLC - Revolver	4/30/2031	1,890
CRH Healthcare Purchaser, Inc. - Delayed Draw	9/17/2031	1,980
CRH Healthcare Purchaser, Inc. - Revolver	9/17/2031	792
Darcy Partners - Revolver	6/1/2028	279
Datix Bidco Limited - Delayed Draw	4/30/2031	2,861
Datix Bidco Limited - Revolver	10/30/2030	2,283
Discovery Senior Living - Delayed Draw	3/18/2030	1,606
Discovery Senior Living - Revolver	3/18/2030	2,360
Duraco - Revolver	6/6/2029	1,195
Easy Ice - Delayed Draw	10/30/2030	6,810
Easy Ice - Revolver	10/30/2030	2,194
Efficient Collaborative Retail Marketing Company, LLC - Revolver	9/30/2026	1,133
EHE Health - Revolver	8/7/2030	3,447
Electronic Merchant Systems - Revolver	8/1/2030	1,959
Elevation NewCo, LLC - Delayed Draw	8/1/2031	1,352
Elevation NewCo, LLC - Revolver	8/1/2031	542
Engineered Products Co., LLC - Revolver	8/12/2031	530
E-Tech Group - Revolver	4/9/2030	960
EXT Acquisitions, Inc. - Delayed Draw	12/19/2031	793
EXT Acquisitions, Inc. - Revolver	12/19/2031	344
Facts Global Energy - Delayed Draw	12/20/2031	6,308
FC DOLMANS B.V. - Delayed Draw	3/4/2033	1,117
Fiduciaire Jean-Marc Faber (FJMF) - Delayed Draw	4/3/2032	3,692
Fifty U.S. Bidco Inc - Delayed Draw	8/1/2031	2,940
Fifty U.S. Bidco Inc - Revolver	8/1/2031	1,548
Forward Slope - Revolver	8/22/2029	7,319
G-3 Frax Acquisition LLC - Revolver	1/30/2032	110
G702 Buyer, Inc. - Revolver	7/2/2031	772
Govineer Solutions (fka Black Mountain) - Delayed Draw	10/7/2030	7,879
Govineer Solutions (fka Black Mountain) - Revolver	10/7/2030	4,463
Gulf Winds International - Revolver	12/16/2028	910
Harbor IT, LLC - Delayed Draw	3/13/2031	487
Harbor IT, LLC - Revolver	3/13/2031	81
Heads Up Technologies, Inc. - Revolver	7/23/2030	1,768
HealthDrive - Revolver	8/20/2029	2,111
HealthDrive - Delayed Draw	8/20/2029	4,120
Hellers - Delayed Draw	9/27/2030	472
Hempz - Revolver	10/25/2029	1,826
HLSG Intermediate, LLC - Delayed Draw	2/2/2033	2,485
HLSG Intermediate, LLC - Revolver	2/2/2033	995
Humic Acquisition Holdings, LLC - Revolver	10/21/2031	1,456
ICAT Logistics, Inc. - Delayed Draw	3/1/2029	2,852
ICAT Logistics, Inc. - Revolver	3/1/2029	843
ImageTrend - Revolver	1/31/2029	4,000
Intoxalock - Revolver	11/1/2028	2,401

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
KAMC Holdings, Inc. - Revolver	8/1/2031	761
Lightspeed Buyer, Inc. - Delayed Draw	2/6/2032	5,806
Lightspeed Buyer, Inc. - Revolver	2/6/2032	1,936
Lindstrom, LLC - Revolver	12/30/2032	1,099
LogRhythm - Revolver	7/2/2029	835
Mach Acquisition R/C - Revolver	4/19/2027	2,511
Master ConcessionAir - Delayed Draw	6/21/2029	262
Master ConcessionAir - Revolver	6/21/2029	7
McLarens Acquisition Inc. - Revolver	12/19/2027	170
McLarens Acquisition Inc. - Delayed Draw	12/19/2027	1,641
McLarens Acquisition Inc. - Delayed Draw	12/19/2027	8
McLarens Acquisition Inc. - Revolver	12/20/2027	313
McLarens Acquisition Inc. - Revolver	12/19/2027	886
Meriplex Communications, Ltd. - Revolver	7/17/2028	349
Meteor UK Bidco Limited - Revolver	11/14/2031	1,606
Monarch Collective Holdings, LLC - Delayed Draw	3/17/2032	3,313
Monarch Collective Holdings, LLC - Revolver	3/17/2032	533
Monarch Finco, LLC - Delayed Draw	10/29/2032	36
Monarch Finco, LLC - Revolver	10/29/2032	4
Morrow Sodali - Revolver	4/25/2028	2,127
MRHT - Delayed Draw	5/17/2032	2,363
MRHT - Revolver	11/10/2031	1,569
Nafinco - Delayed Draw	8/29/2031	787
Nafinco - Revolver	5/30/2031	495
NearMap - Revolver	12/9/2028	4,652
NearMap - Revolver	12/9/2028	4,078
New Look Vision Group - Revolver	5/26/2028	1,205
New Milani Group LLC - Delayed Draw	6/26/2031	425
New Milani Group LLC - Revolver	6/26/2031	1,275
Odyssey Behavioral Health - Revolver	11/21/2030	7,280
OGH Bidco Limited - Delayed Draw	6/29/2029	5,207
Owl Acquisition, LLC - Delayed Draw	4/17/2032	893
Owl Acquisition, LLC - Revolver	4/17/2032	1,915
PayRange - Revolver	10/31/2030	4,144
Pharmacy Partners - Revolver	2/28/2029	5,491
Plaskolite PPC Intermediate II LLC - Revolver	2/7/2030	507
PMA - Revolver	1/31/2031	1,225
PPT Group - Delayed Draw	2/28/2031	4,373
PPT Group - Revolver	2/28/2031	2,039
Precision Concepts Parent Inc. - Revolver	8/2/2032	288
PRGX - Delayed Draw	12/20/2030	5,464
Pricelabs Revenue Inc. - Delayed Draw	3/17/2033	554
Pricelabs Revenue Inc. - Revolver	3/17/2033	276
Psychiatric Medical Care LLC - Revolver	7/1/2032	2,004
Pure Wafer - Revolver	11/12/2030	1,585
Pyramid Global Hospitality - Revolver	1/19/2028	3,482
QPE Alpha 4 Pty Ltd ACN 664 132 530 - Delayed Draw	2/5/2032	174

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Reconomy - Delayed Draw	7/12/2029	2,620
Red Nucleus - Delayed Draw	10/17/2031	2,887
Red Nucleus - Revolver	10/17/2031	2,088
RedMed Operations (Collage Rehabilitation) - Delayed Draw	2/28/2031	5,251
RedMed Operations (Collage Rehabilitation) - Revolver	2/28/2031	1,891
RetailNext - Revolver	12/5/2030	776
Revalize, Inc. - Revolver	4/15/2027	871
RoadOne - Revolver	12/29/2028	464
RoC Skincare - Revolver	2/21/2030	1,871
Saturn Purchaser Corp. - Revolver	7/22/2030	6,716
SauceCo HoldCo, LLC - Revolver	5/13/2030	3,358
SensorTower - Revolver	3/15/2029	1,057
Service Master - Revolver	8/16/2027	4,112
Simplicity - Delayed Draw	12/31/2031	1,365
Simplicity - Revolver	12/31/2031	4,348
Solairus - Delayed Draw	7/22/2030	7,274
Solaray, LLC - Revolver	3/27/2029	698
Spring Finco BV - Delayed Draw	7/15/2029	4,483
Substantial Holdco Limited - Delayed Draw	4/20/2030	429
Summer Fridays, LLC - Revolver	5/16/2031	860
Sunmed Group Holdings, LLC - Revolver	6/16/2027	1,229
Superna Inc. - Delayed Draw	3/6/2028	2,631
Superna Inc. - Revolver	3/6/2028	2,631
SureWerx - Delayed Draw	12/28/2029	1,074
SureWerx - Revolver	12/28/2028	839
SureWerx - Revolver	12/28/2028	8
Taoglas - Revolver	2/28/2029	73
Titan Cloud Software, Inc - Revolver	9/7/2028	2,389
TL Sapphire Parent, Inc. - Delayed Draw	1/22/2033	719
TL Sapphire Parent, Inc. - Revolver	1/22/2033	1,508
TLC Purchaser, Inc. - Revolver	10/11/2027	5,713
V Global Holdings LLC - Revolver	12/22/2027	6,150
Vasa Fitness, LLC - Delayed Draw	8/15/2030	458
Vasa Fitness, LLC - Revolver	8/15/2030	200
Vatica Health, Inc. - Revolver	10/31/2032	947
Vessco Water - Delayed Draw	7/24/2031	256
Vessco Water - Revolver	7/24/2031	1,112
Walker Edison - Delayed Draw	2/2/2026	232
Wealth Enhancement Group (WEG) - Revolver	10/2/2028	1,220
Wealth Enhancement Group (WEG) - Delayed Draw	10/4/2028	5,054
Webcentral - Delayed Draw	12/18/2030	54
Whitcraft-Paradigm - Revolver	2/28/2029	1,770
Whitcraft-Paradigm - Delayed Draw	2/15/2029	256
WSHP Cottonwood Buyer, LLC - Delayed Draw	12/18/2032	3,900
WSHP Cottonwood Buyer, LLC - Revolver	12/18/2032	2,926
WSP - Revolver	4/27/2028	135
WU Holdco, Inc. - Delayed Draw	4/15/2032	5,460
WU Holdco, Inc. - Revolver	4/15/2032	2,775
Zeus Fire & Security - Revolver	12/11/2030	1,580
Total		$442,597

(1)
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)
Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of March 31, 2026.

As of December 31, 2025, the Company had $464.8 million of unfunded commitments under loan and financing agreements as follows:

Portfolio Company & Investment	Expiration Date (1)	Unfunded Commitments (2)
A&R Logistics, Inc. - Revolver	2/3/2028	$1,604
ACAMS - Revolver	12/30/2031	1,696
Accident Care Alliance Holdco LLC - Delayed Draw	8/20/2030	2,531
Accident Care Alliance Holdco LLC - Revolver	8/20/2030	2,151
Advanced Aircrew - Revolver	7/26/2030	696
AeriTek Global CAD Acquisition Inc. - Revolver	8/27/2030	30
AgroFresh Solutions - Revolver	4/2/2029	3,149
AGS American Glass Services Acquisition, LLC - Delayed Draw	7/24/2031	903
AGS American Glass Services Acquisition, LLC - Revolver	7/24/2031	487
Allbridge - Delayed Draw	6/5/2030	2,841
Allbridge - Revolver	6/5/2030	3,825
Alldent Holding GmbH - Delayed Draw	11/15/2032	469
Allworth Financial Group, L.P. - Delayed Draw	12/23/2027	3,570
Allworth Financial Group, L.P. - Revolver	12/23/2027	2,816
AMI - Revolver	10/17/2031	4,563
AOM Infusion - Delayed Draw	3/19/2032	570
AOM Infusion - Revolver	3/19/2032	398
AP Plastics Group, LLC - Delayed Draw	8/10/2030	794
Apollo Intelligence - Revolver	5/31/2028	976
Applitools - Revolver	5/25/2028	3,430
Appriss - Delayed Draw	3/10/2031	3,566
Appriss - Revolver	3/10/2031	3,209
Appriss Holdings, Inc. - Revolver	5/6/2028	753
Arctic Glacier U.S.A., Inc. - Revolver	5/24/2028	1,966
ASP-r-pac Acquisition Co LLC - Revolver	12/29/2027	766
ATS - Revolver	7/12/2029	2,872
Avalon Bidco Limited - Delayed Draw	4/16/2032	2,113
Awayday - Delayed Draw	5/6/2032	367
Awayday - Revolver	5/6/2032	1,136
AXH Air Coolers - Delayed Draw	10/31/2029	3,811
AXH Air Coolers - Revolver	10/31/2029	5,504
Beacon Specialized Living - Delayed Draw	3/25/2028	7,983
Beacon Specialized Living - Revolver	3/25/2028	1,282
Beneficium - Delayed Draw	6/28/2031	9,695
BLI Buyer, Inc. - Delayed Draw	10/31/2031	3,211
BLI Buyer, Inc. - Revolver	10/31/2031	2,141
Bridger Aerospace Group Holdings, Inc. - Delayed Draw	10/28/2030	2,516
Bridger Aerospace Group Holdings, Inc. - Revolver	10/28/2030	841
BTX Precision - Delayed Draw	7/25/2030	6,977
BTX Precision - Revolver	7/25/2030	4,211
Chase Industries, Inc. - Revolver	11/11/2027	1,195
Chex Finer Foods, LLC - Delayed Draw	6/6/2031	8,410

Portfolio Company & Investment	Expiration Date (1)	Unfunded Commitments (2)
Chex Finer Foods, LLC - Revolver	6/6/2031	2,902
Chilton - Delayed Draw	2/5/2031	10,122
Chilton - Revolver	2/5/2031	2,910
Choreo - Delayed Draw	2/18/2028	7,872
City BBQ - Delayed Draw	9/4/2030	13,267
City BBQ - Revolver	9/4/2030	4,738
CorePower Yoga, LLC - Delayed Draw	4/30/2031	1,890
CorePower Yoga, LLC - Revolver	4/30/2031	1,890
CRH Healthcare Purchaser, Inc. - Delayed Draw	9/17/2031	1,980
CRH Healthcare Purchaser, Inc. - Revolver	9/17/2031	792
Darcy Partners - Revolver	6/1/2028	168
Datix Bidco Limited - Delayed Draw	4/30/2031	2,861
Datix Bidco Limited - Revolver	10/30/2030	2,163
Datix Bidco Limited - Revolver	10/30/2030	162
Discovery Senior Living - Delayed Draw	3/18/2030	1,753
Discovery Senior Living - Revolver	3/18/2030	2,360
DTIQ - Delayed Draw	9/30/2029	5,375
DTIQ - Revolver	9/30/2029	3,226
Duraco - Revolver	6/6/2029	1,593
Easy Ice - Delayed Draw	10/30/2030	7,265
Easy Ice - Revolver	10/30/2030	3,447
Efficient Collaborative Retail Marketing Company, LLC - Revolver	9/30/2026	1,133
EHE Health - Revolver	8/7/2030	3,447
Electronic Merchant Systems - Revolver	8/1/2030	1,959
Elevation NewCo, LLC - Delayed Draw	8/1/2031	1,827
Elevation NewCo, LLC - Revolver	8/1/2031	547
Engineered Products Co., LLC - Revolver	8/12/2031	598
E-Tech Group - Revolver	4/9/2030	1,298
EXT Acquisitions, Inc. - Delayed Draw	12/19/2031	793
EXT Acquisitions, Inc. - Revolver	12/19/2031	529
Facts Global Energy - Delayed Draw	12/20/2031	6,308
Facts Global Energy - Revolver	6/20/2031	1,577
Fiduciaire Jean-Marc Faber (FJMF) - Delayed Draw	4/3/2032	3,754
Fifty U.S. Bidco Inc - Delayed Draw	8/1/2031	2,940
Fifty U.S. Bidco Inc - Revolver	8/1/2031	1,768
Forward Slope - Revolver	8/22/2029	296
Forward Slope - Revolver	8/22/2029	1,100
G702 Buyer, Inc. - Revolver	7/2/2031	772
Gills Point S - Revolver	5/17/2029	1,933
Govineer Solutions (fka Black Mountain) - Delayed Draw	10/7/2030	7,879
Govineer Solutions (fka Black Mountain) - Revolver	10/7/2030	5,251
Gulf Winds International - Revolver	12/16/2028	1,593
Heads Up Technologies, Inc. - Revolver	7/23/2030	1,768
HealthDrive - Revolver	8/20/2029	2,754
Hellers - Delayed Draw	9/27/2030	474
Hempz - Revolver	10/25/2029	1,826
Humic Acquisition Holdings, LLC - Delayed Draw	10/21/2031	7,278

Portfolio Company & Investment	Expiration Date (1)	Unfunded Commitments (2)
Humic Acquisition Holdings, LLC - Revolver	10/21/2031	3,223
ICAT Logistics, Inc. - Delayed Draw	3/1/2029	4,114
ICAT Logistics, Inc. - Revolver	3/1/2029	843
ImageTrend - Revolver	1/31/2029	4,000
Intoxalock - Revolver	11/1/2028	3,430
JHCC Holdings, LLC - Revolver	9/9/2027	992
KAMC Holdings, Inc. - Revolver	8/1/2031	761
Lindstrom, LLC - Revolver	12/30/2032	856
LogRhythm - Revolver	7/2/2029	835
Mach 1 Bidco Limited - Delayed Draw	5/20/2031	143
Mach Acquisition R/C - Revolver	10/19/2026	2,511
Master ConcessionAir - Delayed Draw	6/21/2029	262
Master ConcessionAir - Revolver	6/21/2029	7
McLarens Acquisition Inc. - Delayed Draw	12/19/2027	1,670
McLarens Acquisition Inc. - Delayed Draw	12/19/2027	8
McLarens Acquisition Inc. - Revolver	12/20/2027	318
McLarens Acquisition Inc. - Revolver	12/19/2027	886
McLarens Acquisition Inc. - Revolver	12/19/2027	170
Meteor UK Bidco Limited - Revolver	11/14/2031	1,634
Monarch Finco, LLC - Delayed Draw	10/29/2032	36
Monarch Finco, LLC - Revolver	10/29/2032	4
Morrow Sodali - Revolver	4/25/2028	2,127
MRHT - Delayed Draw	5/17/2032	2,887
MRHT - Revolver	11/10/2031	1,595
Nafinco - Delayed Draw	8/29/2031	800
Nafinco - Revolver	5/30/2031	504
NearMap - Revolver	12/9/2028	4,652
NearMap - Revolver	12/9/2028	4,078
New Look Vision Group - Revolver	5/26/2028	1,191
New Milani Group LLC - Delayed Draw	6/26/2031	425
New Milani Group LLC - Revolver	6/26/2031	1,275
Odyssey Behavioral Health - Revolver	11/21/2030	7,280
OGH Bidco Limited - Delayed Draw	6/29/2029	5,301
Owl Acquisition, LLC - Delayed Draw	4/17/2032	893
Owl Acquisition, LLC - Revolver	4/17/2032	2,370
PayRange - Revolver	10/31/2030	4,144
Pharmacy Partners - Revolver	2/28/2029	5,491
Plaskolite PPC Intermediate II LLC - Revolver	2/7/2030	596
PMA - Revolver	1/31/2031	1,225
Pollo Tropical - Revolver	10/23/2029	972
PPT Group - Delayed Draw	2/28/2031	4,452
PPT Group - Revolver	2/28/2031	2,194
Precision Concepts Parent Inc. - Revolver	8/2/2032	334
PRGX - Delayed Draw	12/20/2030	5,464
Psychiatric Medical Care LLC - Revolver	7/1/2032	2,004
Pure Wafer - Delayed Draw	11/12/2030	594
Pure Wafer - Revolver	11/12/2030	1,981

Portfolio Company & Investment	Expiration Date (1)	Unfunded Commitments (2)
Pyramid Global Hospitality - Revolver	1/19/2028	3,482
Reconomy - Delayed Draw	7/12/2029	3,791
Red Nucleus - Delayed Draw	10/17/2031	3,663
Red Nucleus - Revolver	10/17/2031	2,386
RedMed Operations (Collage Rehabilitation) - Delayed Draw	2/28/2031	5,251
RedMed Operations (Collage Rehabilitation) - Revolver	2/28/2031	1,891
RetailNext - Revolver	12/5/2030	1,242
Revalize, Inc. - Revolver	4/15/2027	402
RoadOne - Revolver	12/29/2028	464
RoC Skincare - Revolver	2/21/2030	1,871
Saturn Purchaser Corp. - Revolver	7/22/2030	6,716
SauceCo HoldCo, LLC - Revolver	5/13/2030	4,757
SensorTower - Revolver	3/15/2029	1,057
Service Master - Revolver	8/16/2027	5,512
Simplicity - Delayed Draw	12/31/2031	4,538
Simplicity - Revolver	12/31/2031	4,348
Solairus - Delayed Draw	7/22/2030	7,274
Solaray, LLC - Revolver	6/15/2028	698
Soundwide, GmbH - Delayed Draw	2/23/2026	959
Spring Finco BV - Delayed Draw	7/15/2029	4,323
Substantial Holdco Limited - Delayed Draw	4/20/2030	611
Summer Fridays, LLC - Revolver	5/16/2031	860
Sunmed Group Holdings, LLC - Revolver	6/16/2027	1,229
Superna Inc. - Delayed Draw	3/6/2028	2,631
Superna Inc. - Revolver	3/6/2028	2,631
SureWerx - Delayed Draw	12/28/2029	1,074
SureWerx - Revolver	12/28/2028	1,140
SureWerx - Revolver	12/28/2028	8
Taoglas - Revolver	2/28/2029	73
Titan Cloud Software, Inc - Revolver	9/7/2028	2,389
TLC Purchaser, Inc. - Revolver	10/11/2027	3,428
V Global Holdings LLC - Revolver	12/22/2027	5,660
Vasa Fitness, LLC - Delayed Draw	8/15/2030	963
Vasa Fitness, LLC - Revolver	8/15/2030	200
Vatica Health, Inc. - Revolver	10/31/2032	947
Vessco Water - Delayed Draw	7/24/2031	578
Vessco Water - Revolver	7/24/2031	1,112
Walker Edison - Delayed Draw	2/2/2026	232
Wealth Enhancement Group (WEG) - Delayed Draw	10/4/2028	8,612
Wealth Enhancement Group (WEG) - Revolver	10/2/2028	1,220
Webcentral - Delayed Draw	12/18/2030	55
Whitcraft-Paradigm - Delayed Draw	2/15/2029	256
Whitcraft-Paradigm - Revolver	2/28/2029	2,194
WSHP Cottonwood Buyer, LLC - Delayed Draw	12/18/2032	3,900
WSHP Cottonwood Buyer, LLC - Revolver	12/18/2032	2,926
WSP - Revolver	4/27/2028	248
WU Holdco, Inc. - Delayed Draw	4/15/2032	5,460
WU Holdco, Inc. - Revolver	4/15/2032	3,229
Zeus Fire & Security - Revolver	12/11/2030	2,633
Total		$464,818

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

Note 11. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
Per share data:
Net asset value at beginning of period	$17.23	$17.65
Net investment income (1)	0.42	0.50
Net realized loss (1)(7)	(0.19)	(0.41)
Net change in unrealized appreciation (1)(2)(8)	(0.18)	0.35
Net increase in net assets resulting from operations (1)(9)(10)	0.05	0.44
Stockholder distributions from income (3)	(0.42)	(0.45)
Net asset value at end of period	$16.86	$17.64
Net assets at end of period	$1,093,555	$1,144,504
Shares outstanding at end of period	64,868,507	64,868,507
Per share market value at end of period	$12.40	$16.60
Total return based on market value (11)	(7.84)%	(2.68)%
Total return based on net asset value (4)	0.30%	2.51%
Ratios:
Ratio of net investment income to average net assets (5)(12)	11.72%	12.29%
Ratio of total expenses to average net assets (5)(12)	12.30%	11.45%
Supplemental data:
Ratio of interest and debt financing expenses to average net assets (5) (12)	7.35%	6.72%
Ratio of expenses (without incentive fees) to average net assets (5) (12)	11.80%	11.26%
Ratio of incentive fees and management fees, net of contractual and voluntary waivers, to average net assets (5) (12)	3.80%	3.42%
Average principal debt outstanding	$1,560,467	$1,437,769
Portfolio turnover (6)	9.47%	10.06%

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

(12)
Ratio is annualized. Incentive fees and income tax expense, including excise tax, if any, included within the ratio are not annualized.

Note 12. Subsequent Events

The Company’s management has evaluated the events and transactions that have occurred through May 11, 2026, the issuance date of the Consolidated Financial Statements, and noted no items requiring disclosure in this Form 10-Q or adjustment of the Consolidated Financial Statements.

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

Overview

Bain Capital Specialty Finance, Inc. (the “Company”, “we”, “our” and “us”) is an externally managed specialty finance company focused on lending to middle market companies. We have elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). We are managed by the Advisor, a subsidiary of Bain Capital Credit, LP (“Bain Capital Credit”). Our Advisor is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our Advisor also provides the administrative services necessary for us to operate (in such capacity, our “Administrator”). Since we commenced operations on October 13, 2016 through March 31, 2026, we have invested approximately $9,975.9 million in aggregate principal amount of debt and equity investments prior to any subsequent exits or repayments. We seek to generate current income and, to a lesser extent, capital appreciation through direct originations of secured debt, including first lien, first lien/last-out, unitranche and second lien debt, investments in strategic joint ventures, equity investments and, to a lesser extent, corporate bonds.

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

Our debt investment portfolio consists of primarily floating rate loans. As of March 31, 2026 and December 31, 2025, 92.6% and 92.2%, respectively, of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as SOFR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.

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

To the extent that expenses to be borne by us are paid by the Administrator, we will generally reimburse the Administrator for such expenses. To the extent the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to the Administrator. We will also reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including certain rent and compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment and fees paid to third-party providers for goods or services. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to our business and affairs, and will be subject to oversight by our Board. We incurred expenses related to the Administrator of $0.6 million and $0.7 million for the three months ended March 31, 2026 and 2025, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. We incurred expenses related to the sub-administrator of $0.2 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations. The Administrator will not be reimbursed to the extent that such reimbursements would cause any distributions to our stockholders to constitute a return of capital. All of the foregoing expenses are ultimately borne by our stockholders.

Leverage

We may borrow money from time to time. However, our ability to incur indebtedness (including by issuing preferred stock), is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 150%. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. As of March 31, 2026, the Company’s asset coverage was 174.6%.

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

Portfolio and Investment Activity

During the three months ended March 31, 2026, we invested $243.2 million, including PIK, in 107 portfolio companies, and had $255.4 million in aggregate amount of principal repayments and sales, resulting in a net decrease in investments of $12.2 million for the period. Of the $243.2 million invested during the three months ended March 31, 2026, $83.7 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

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

The following table shows the composition of the investment portfolio and associated yield data as of March 31, 2026 (dollars in thousands):

	As of March 31, 2026
					Weighted Average
					Yield (1)(2)
					at
		Percentage of		Percentage of	Amortized	Market
	Amortized Cost	Total Portfolio	Fair Value	Total Portfolio	Cost	Value
First Lien Senior Secured Loan	$1,671,244	67.2%	$1,631,124	66.0%	10.3%	10.3%
Second Lien Senior Secured Loan	29,846	1.2	30,069	1.2	12.8	12.8
Subordinated Debt	88,992	3.6	81,721	3.3	15.1	15.2
Preferred Equity	126,322	5.1	165,100	6.7	6.7	6.4
Equity Interest	130,526	5.3	167,325	6.8	N/A	N/A
Warrants	—	—	768	0.0	N/A	N/A
Subordinated Notes in Investment Vehicles (3)	369,709	14.9	357,639	14.5	10.9	10.9
Preferred Equity Interest in Investment Vehicles (3)	10	0.0	1,836	0.1	N/A	N/A
Equity Interests in Investment Vehicles (3)	66,209	2.7	35,216	1.4	21.1	39.7
Total	$2,482,858	100.0%	$2,470,798	100.0%	10.8%	10.9%

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

The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2025 (dollars in thousands):

	As of December 31, 2025
					Weighted Average
					Yield (1)(2)
					at
		Percentage of		Percentage of	Amortized	Market
	Amortized Cost	Total Portfolio	Fair Value	Total Portfolio	Cost	Value
First Lien Senior Secured Loans	$1,625,569	64.9%	$1,598,731	63.8%	10.5%	10.5%
Second Lien Senior Secured Loans	29,819	1.2	30,020	1.2	13.1	13.1
Subordinated Debt	99,272	4.0	95,687	3.8	14.9	14.9
Preferred Equity	121,965	4.9	157,244	6.3	6.2	5.9
Equity Interests	199,100	8.0	226,663	9.0	N/A	N/A
Warrants	—	—	1,045	0.0	N/A	N/A
Subordinated Notes in Investment Vehicles (3)	360,724	14.4	348,654	13.9	10.9	10.9
Preferred Equity Interests in Investment Vehicles (3)	10	0.0	1,836	0.1	N/A	N/A
Equity Interests in Investment Vehicles (3)	66,208	2.6	48,561	1.9	16.7	22.7
Total	$2,502,667	100.0%	$2,508,441	100.0%	10.8%	10.9%

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

The following table presents certain selected information regarding our investment portfolio as of March 31, 2026:

As of
March 31, 2026
Number of portfolio companies	212
Percentage of debt bearing a floating rate (1)	92.6%
Percentage of debt bearing a fixed rate (1)	7.4%

(1)
Measured on a fair value basis. Subordinated Notes in Investment Vehicles are included in floating rate.

The following table presents certain selected information regarding our investment portfolio as of December 31, 2025:

As of
December 31, 2025
Number of portfolio companies	203
Percentage of debt bearing a floating rate (1)	92.2%
Percentage of debt bearing a fixed rate (1)	7.8%

(1)
Measured on a fair value basis. Subordinated Notes in Investment Vehicles are included in floating rate.

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of March 31, 2026 (dollars in thousands):

	As of March 31, 2026
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$2,446,877	98.6%	$2,455,597	99.4%
Non-accrual	35,981	1.4	15,201	0.6
Total	$2,482,858	100.0%	$2,470,798	100.0%

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of December 31, 2025 (dollars in thousands):

	As of December 31, 2025
		Percentage at
		Amortized		Percentage at
	Amortized Cost	Cost	Fair Value	Fair Value
Performing	$2,466,274	98.5%	$2,489,360	99.2%
Non-accrual	36,393	1.5	19,081	0.8
Total	$2,502,667	100.0%	$2,508,441	100.0%

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2026, there were eleven loans from six issuers placed on non-accrual in the Company’s portfolio. As of December 31, 2025, there were twelve loans from six issuers placed on non-accrual in the Company’s portfolio.

The following table shows the amortized cost and fair value of the investment portfolio, cash and cash equivalents and foreign cash as of March 31, 2026 (dollars in thousands):

	As of March 31, 2026
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
First Lien Senior Secured Loan	$1,671,244	66.5%	$1,631,124	65.1%
Second Lien Senior Secured Loan	29,846	1.2	30,069	1.2
Subordinated Debt	88,992	3.5	81,721	3.3
Preferred Equity	126,322	5.0	165,100	6.6
Equity Interests	130,526	5.2	167,325	6.7
Warrants	—	—	768	0.0
Subordinated Notes in Investment Vehicles (1)	369,709	14.7	357,639	14.3
Preferred Equity Interest in Investment Vehicles (1)	10	0.0	1,836	0.1
Equity Interests in Investment Vehicles (1)	66,209	2.6	35,216	1.4
Cash and cash equivalents	12,973	0.5	12,973	0.5
Foreign cash	3,026	0.1	3,622	0.1
Restricted cash and cash equivalents	17,593	0.7	17,593	0.7
Total	$2,516,450	100.0%	$2,504,986	100.0%

(1)
Represents debt and equity investment in ISLP and SLP.

The following table shows the amortized cost and fair value of the investment portfolio, cash and cash equivalents and foreign cash as of December 31, 2025 (dollars in thousands):

	As of December 31, 2025
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
First Lien Senior Secured Loans	$1,625,569	63.4%	$1,598,731	62.3%
Second Lien Senior Secured Loans	29,819	1.2	30,020	1.2
Subordinated Debt	99,272	3.9	95,687	3.7
Preferred Equity	121,965	4.8	157,244	6.1
Equity Interests	199,100	7.8	226,663	8.8
Warrants	—	—	1,045	0.0
Subordinated Notes in Investment Vehicles (1)	360,724	14.0	348,654	13.6
Preferred Equity Interest in Investment Vehicles (1)	10	0.0	1,836	0.1
Equity Interests in Investment Vehicles (1)	66,208	2.6	48,561	1.9
Cash and cash equivalents	23,092	0.9	23,092	0.9
Foreign cash	2,477	0.1	3,151	0.1
Restricted cash and cash equivalents	32,667	1.3	32,667	1.3
Total	$2,560,903	100.0%	$2,567,351	100.0%

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

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of March 31, 2026 (dollars in thousands):

	As of March 31, 2026
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies (1)	Percentage of Total
1	$8,084	0.3%	1	0.5%
2	2,343,504	94.9	199	93.9
3	104,006	4.2	6	2.8
4	15,204	0.6	6	2.8
Total	$2,470,798	100.0%	212	100.0%

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

As of March 31, 2026, the Company had commitments with respect to its equity and subordinated note interests of ISLP in the aggregate amount of $254.3 million. The Company has contributed $254.3 million in capital and has $0.0 million in unfunded capital contributions. As of March 31, 2026, Pantheon had commitments with respect to its equity and subordinated note interests of ISLP in the aggregate amount of $149.2 million. Pantheon had contributed $149.2 million in capital and has $0.0 million in unfunded capital contributions. The Company and Pantheon each appointed two members to ISLP’s four-person Member Designees’ Committee. All material decisions with respect to ISLP, including those involving its investment portfolio, require unanimous approval of a quorum of Member Designees’ Committee. The Company does not consolidate its investments in ISLP as it is not a substantially wholly owned investment company subsidiary. In addition, the Company does not control ISLP due to the allocation of voting rights among ISLP members.

As of March 31, 2026, ISLP had $711.9 million in debt and equity investments, at fair value. The following table is a summary of ISLP’s portfolio at fair value:

	As of	As of
	March 31, 2026	December 31, 2025
Total investments	$711,887	$733,104
Weighted average yield on investments	9.6%	9.6%
Number of borrowers in ISLP	40	40
Largest portfolio company investment	$53,627	$52,026
Total of five largest portfolio company investments	$201,632	$200,518
Unfunded commitments	$877	$1,344

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

As of March 31, 2026, the Company’s investment in SLP consisted of subordinated notes of $166.9 million, preferred equity interests of $1.8 million and equity interests of $3.6 million. As of December 31, 2025, the Company’s investment in SLP consisted of subordinated notes of $157.9 million, preferred equity interests of $1.8 million and equity interests of $5.0 million. The Company and Amberstone each appointed two members to SLP’s four-person Member Designees’ Committee. All material decisions with respect to SLP, including those involving its investment portfolio, require unanimous approval of a quorum of Member Designees’ Committee. The Company does not consolidate its investments in SLP as it is not a substantially wholly owned investment company subsidiary. In addition, the Company does not control SLP due to the allocation of voting rights among SLP members.

The following table is a summary of SLP’s portfolio at fair value:

	As of	As of
	March 31, 2026	December 31, 2025
Total investments	$1,599,077	$1,536,252
Weighted average yield on investments	9.4%	9.4%
Number of borrowers in SLP	106	99
Largest portfolio company investment	$42,119	$42,227
Total of five largest portfolio company investments	$188,747	$188,219
Unfunded commitments	$991	$4,109

Results of Operations

Our operating results for the three months ended March 31, 2026 and 2025 were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2026	2025
Total investment income	$66,174	$66,839
Total expenses, net of fee waivers	37,904	33,653
Net investment income before taxes	28,270	33,186
Less: Income taxes, including excise tax	906	1,076
Net investment income	27,364	32,110
Net realized loss	(12,551)	(26,607)
Net change in unrealized appreciation	(11,423)	23,044
Net increase in net assets resulting from operations	$3,390	$28,547

Net increase in net assets resulting from operations can vary from period to period as a result of various factors, including additional financing, new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. Due to these factors, comparisons may not be meaningful.

Investment Income

The composition of our investment income for the three months ended March 31, 2026 and 2025 was as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2026	2025
Interest income	$49,368	$50,828
Dividend income	6,602	6,511
PIK income	8,707	6,625
Other income	1,497	2,875
Total investment income	$66,174	$66,839

Interest income from investments, which includes interest and accretion of discounts and fees, decreased to $49.4 million for the three months ended March 31, 2026 from $50.8 million for the three months ended March 31, 2025, primarily due to a decrease in yield of the investment portfolio. Dividend income increased to $6.6 million for the three months ended March 31, 2026 from $6.5 million for the three months ended March 31, 2025, primarily due to an increase in dividend income from SLP and ISLP. PIK income increased to approximately $8.7 million for the three months ended March 31, 2026 from $6.6 million for the three months ended March 31, 2025, primarily due to an increase in the number of investments earning PIK income, including new investments underwritten with PIK income and amendments to existing investments. Other income decreased to approximately $1.5 million for the three months ended March 31, 2026 from $2.9 million for the three months ended March 31, 2025, primarily due to a decrease in commitment and upfront fees earned on certain investments. As of March 31, 2026, the weighted average yield of our investment portfolio decreased to 10.8% from 11.5% as of March 31, 2025, at amortized cost.

Operating Expenses

The composition of our operating expenses for the three months ended March 31, 2026 and 2025 were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2026	2025
Interest and debt financing expenses	$20,252	$18,904
Base management fee	9,085	9,068
Incentive fee	5,618	2,222
Professional fees	700	714
Directors fees	180	174
Other general and administrative expenses	2,069	2,571
Total expenses, net of fee waivers	$37,904	$33,653

Interest and Debt Financing Expenses

Interest and debt financing expenses on our borrowings totaled approximately $20.3 million and $18.9 million for the three months ended March 31, 2026 and 2025, respectively. Interest and debt financing expense for the three months ended March 31, 2026 as compared to March 31, 2025 increased primarily due to an increase in debt outstanding for the period. The weighted average principal debt balance outstanding for the three months ended March 31, 2026 was $1.6 billion compared to $1.4 billion for the three months ended March 31, 2025.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the three months ended March 31, 2026 and the year ended December 31, 2025 was 4.6% and 4.8%, respectively.

Management Fee

Management fee (net of waivers) was $9.1 million for the three months ended March 31, 2026 and $9.1 million for the three months ended March 31, 2025. Management fee (gross of waivers) was $9.1 million for the three months ended March 31, 2026 and $9.1 million for the three months ended March 31, 2025. Management fee waived for the three months ended March 31, 2026 and 2025 was $0.0 million and $0.0 million, respectively.

Incentive Fee

Incentive fee (net of waivers) increased to $5.6 million for the three months ended March 31, 2026 from $2.2 million for the three months ended March 31, 2025. The following table summarizes the incentive fee for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	For the Three Months Ended March 31,
	2026	2025
Trailing twelve quarter pre-incentive fee net investment income	$460,077	$462,217
Trailing twelve quarter Net Capital Loss	(77,327)	(46,151)
Cumulative Net Return	382,750	416,066
Incentive fee rate on Cumulative Net Return	17.5%	17.5%
Incentive Fee Cap	66,981	72,811
Prior eleven quarter payments	(61,363)	(70,589)
Total incentive fee	$5,618	$2,222

For the three months ended March 31, 2026, there were no incentive fees related to the GAAP Incentive Fee.

Professional Fees and Other General and Administrative Expenses

Professional fees and other general and administrative expenses decreased to $2.8 million for the three months ended March 31, 2026 from $3.3 million for the three months ended March 31, 2025, primarily due to a decrease in costs associated with servicing our investment portfolio.

Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	For the Three Months Ended March 31,
	2026	2025
Gross realized gain on investments	$3,886	$1,358
Gross realized loss on investments	(13,514)	(25,311)
Gross realized gain on foreign currency transactions	128	—
Gross realized loss on foreign currency transactions	(62)	(249)
Gross realized gain on forward currency exchange contracts	-	290
Gross realized loss on forward currency exchange contracts	(2,989)	(2,695)
Net realized loss	$(12,551)	$(26,607)

Change in unrealized appreciation on investments	$28,827	$50,880
Change in unrealized depreciation on investments	(46,661)	(26,198)
Net change in unrealized appreciation on investments	(17,834)	24,682
Unrealized appreciation on foreign currency translation	(135)	435
Unrealized appreciation on forward currency exchange contracts	6,546	(2,073)
Net change in unrealized appreciation on foreign currency and forward currency exchange contracts	6,411	(1,638)
Net change in unrealized appreciation	$(11,423)	$23,044

For the three months ended March 31, 2026, realized gains were primarily driven by the sale of the Company’s equity interest in BTX Precision. For the three months ended March 31, 2026, realized losses were primarily driven by the sale of the Company’s equity interest in Gale Aviation (Offshore) Co.

For the three months ended March 31, 2025, realized gains were primarily driven by the sale of the Company’s investment in Elk Parent Holdings, LP. For the three months ended March 31, 2025, realized losses were primarily driven by the sale of the Company’s investment in Aimbridge Acquisition Co., Inc. and Forming Machining Industries Holdings, LLC.

For the three months ended March 31, 2026, we had $28.8 million in unrealized appreciation on 50 portfolio company investments, which was offset by $46.7 million in unrealized depreciation on 160 portfolio company investments. For the three months ended March 31, 2026, the unrealized appreciation was primarily driven by the reversal of unrealized depreciation resulting from the sale of Gale Aviation (Offshore) Co. and company specific valuation adjustments on equity investments in Legacy Corporate Lending HoldCo, LLC and AXH Air Coolers. For the three months ended March 31, 2026, the unrealized depreciation was primarily driven by decreases in the fair value of the Company’s investment in ISLP and certain portfolio company investments including, Applitools, American Trailer Rental Group, Aptus 1724 Gmbh and Abracon Group Holding, LLC, reflecting a combination of company specific valuation adjustments and market driven factors including widening of credit spreads.

For the three months ended March 31, 2025, we had $50.9 million in unrealized appreciation on 77 portfolio company investments, which was offset by $26.2 million in unrealized depreciation on 99 portfolio company investments. For the three months ended March 31, 2025, unrealized appreciation was primarily driven by the reversal of prior unrealized depreciation resulting from the sale of Aimbridge Hospitality and Forming Machining Industries Holdings, LLC and company specific valuation adjustments on Legacy Corporate Lending HoldCo, LLC, Eagle Rock Capital Corporation and Lightning Holdings B, LLC. For the three months ended March 31, 2025, unrealized depreciation was primarily due to widening of credit spreads and company specific valuation adjustments on Thrasio, LLC and Walker Edison.

The following table summarizes the impact of foreign currency for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	For the Three Months Ended March 31,
	2026	2025
Net change in unrealized appreciation on investments due to foreign currency	$(3,128)	$4,179
Net realized gain (loss) on investments due to foreign currency	336	(61)
Net change in unrealized appreciation on foreign currency translation	(135)	435
Net realized gain (loss) on foreign currency transactions	66	(249)
Net change in unrealized appreciation on forward currency exchange contracts	6,546	(2,073)
Net realized loss on forward currency exchange contracts	(2,989)	(2,405)
Foreign currency impact to net increase (decrease) in net assets resulting from operations	$696	$(174)

Included in total net gains (losses) on the Consolidated Statements of Operations were gains (losses) of ($2.9) million, and $4.3 million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the three months ended March 31, 2026 and 2025, respectively. Including the total net realized and unrealized losses on forward currency exchange contracts of $3.6 million and ($4.5) million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the Consolidated Statements of Operations is $0.7 million and ($0.2) million for the three months ended March 31, 2026 and 2025, respectively.

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

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2026 and 2025, the increase in net assets resulting from operations was $3.4 million and $28.5 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended March 31, 2026 and 2025, our per share net increase in net assets resulting from operations was $0.05 and $0.44, respectively.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are derived primarily from proceeds from equity issuances, advances from our credit facilities, 2019‑1 Debt, October 2026 Notes, March 2030 Notes, March 2031 Notes, the Sumitomo Credit Facility and cash flows from operations. The primary uses of our cash are for (1) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements; (2) debt service, repayment, and other financing costs; (3) cash distributions to the holders of our common stock; and (4) the cost of operations (including payments to the Advisor under the Investment Advisory and Administration Agreements).

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time raise additional equity or debt capital through registered offerings, enter into additional debt facilities, or increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. We are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. As of March 31, 2026 and December 31, 2025, our asset coverage ratio was 174.6% and 175.9%, respectively.

At March 31, 2026 and December 31, 2025, we had $34.2 million and $58.9 million in cash, foreign cash, restricted cash and cash equivalents, respectively.

At March 31, 2026, we had approximately $660.0 million of availability on our Sumitomo Credit Facility, subject to existing terms and regulatory requirements. At December 31, 2025 we had approximately $604.0 million of availability on our Sumitomo Credit Facility subject to existing terms and regulatory requirements.

For the three months ended March 31, 2026, cash, foreign cash, restricted cash, and cash equivalents decreased by $24.7 million. During the three months ended March 31, 2026, we provided $26.6 million in cash for operating activities. The increase in cash provided by operating activities was primarily related to proceeds from principal payments and sales of investments of $245.9 million and a net increase in assets resulting from operations of $3.4 million, which was offset by purchases of investments of $234.4 million. During the three months ended March 31, 2026, we used $51.3 million for financing activities, primarily on repayments of $649.0 million and distributions paid during the period of $37.0 million, partially offset by the issuance of the March 2031 Notes for $350.0 million, and borrowings under our Sumitomo Credit Facility of $293.0 million.

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

On May 7, 2019, the Company’s Board authorized the Company to repurchase up to $50 million of its outstanding common stock in accordance with safe harbor rules under the Exchange Act. Any such repurchases will depend upon market conditions and there is no guarantee that the Company will repurchase any particular number of shares or any shares at all. As of March 31, 2026, there have been no repurchases of common stock.

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

The Company may from time to time issue and sell common stock through public or “at the market” offerings. No common stock was issued and sold through public or “at the market” offerings during the three months ended March 31, 2026. In connection with the issuance of common stock, the Company issued and sold common stock during the three months ended March 31, 2025 as follows:

	Number of Shares of Common		Underwriting Fees/		Average Offering
Issuances of Common Stock	Stock Issued	Gross Proceeds	Offering Expenses	Net Proceeds	Price Per Share
“At the market” offerings	253.9	$4,574.7	$23.2	$4,551.4	$18.02
Total			$23.2	$4,551.4

Debt

The Company’s outstanding borrowings as of March 31, 2026 and December 31, 2025 were as follows:

	As of March 31, 2026			As of December 31, 2025
	Total Aggregate	Principal		Total Aggregate	Principal
	Principal Amount	Amount	Carrying	Principal Amount	Amount	Carrying
	Committed	Outstanding	Value (1)	Committed	Outstanding	Value (1)
2019-1 Debt	$272,000	$272,000	$270,265	$272,000	$272,000	$270,224
March 2026 Notes	—	—	—	300,000	300,000	299,786
October 2026 Notes	300,000	300,000	299,264	300,000	300,000	298,926
March 2030 Notes (2)	350,000	350,000	348,530	350,000	350,000	350,860
March 2031 Notes (2)	350,000	350,000	341,598	—	—	—
Sumitomo Credit Facility	855,000	195,000	195,000	855,000	251,000	251,000
Total Debt	$2,127,000	$1,467,000	$1,454,657	$2,077,000	$1,473,000	$1,470,796

(1)
Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.
(2)
The carrying value of the March 2030 Notes and March 2031 Notes includes the effective portion of the fair value of the interest rate swap, as further discussed in Note 7, Derivatives, to these Consolidated Financial Statements.

For additional information on our debt obligations see “Item 1. Consolidated Financial Statements - Notes to Consolidated Financial Statements - Note 6. Debt”.

Distribution Policy

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the three months ended March 31, 2026 (dollars in thousands, except per share):

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
February 26, 2026	March 16, 2026	March 30, 2026	$0.42	$27,245
Total distributions declared			$0.42	$27,245

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

Recent Developments

See “Item 1. Consolidated Financial Statements — Notes to Consolidated Financial Statements — Note 12. Subsequent Events” for a summary of recent developments.

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

The following table shows the contractual maturities of our debt obligations as of March 31, 2026 (dollars in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
2019-1 Debt	$272,000	$—	$—	$—	$272,000
October 2026 Notes	300,000	300,000	—	—	—
March 2030 Notes	350,000	—	—	350,000	—
March 2031 Notes	350,000	—	—	350,000	—
Sumitomo Credit Facility	195,000	—	—	195,000	—
Total Debt Obligations	$1,467,000	$300,000	$—	$895,000	$272,000

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

Assuming that the statement of financial condition as of March 31, 2026 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands). Net increase (decrease) in net investment income (as shown in the table below) includes the impact of incentive fees.

			Net Increase
	Increase	Increase	(Decrease) in Net
	(Decrease) in	(Decrease) in	Investment
Change in Interest Rates	Interest Income	Interest Expense	Income
Down 100 Basis Points	$(17,789)	$(11,670)	$(5,048)
Down 200 Basis Points	(35,371)	(23,340)	(9,926)
Down 300 Basis Points	(48,686)	(34,390)	(11,794)
Up 100 Basis Points	18,109	11,670	5,312
Up 200 Basis Points	36,219	23,340	10,625
Up 300 Basis Points	54,328	35,010	15,937

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026 (the end of the period covered by this report), our management has carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15 and 15d‑15(e) under the Exchange Act). Based on that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act, that occurred during our most recently completed fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors described below and discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the fiscal quarter ended March 31, 2026, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The Company did not engage in any unregistered sales of equity securities, issue any common stock under the Company's dividend reinvestment plan, or purchase any common stock during the three months ended March 31, 2026.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits, Consolidated Financial Statement Schedules

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2026 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).

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

10.36

Second Amendment dated December 13, 2023 to the Amended and Restated Limited Liability Company Agreement, dated February 9, 2021, as amended on September 8, 2021 of International Senior Loan Program, LLC, by and among the Company, Pantheon Private Debt Program SCSp SICAV—RAIF—Pantheon Senior Debt Secondaries II (USD), Pantheon Private Debt Program SCSp SICAV—RAIF—Tubera Credit 2020, Solutio Premium Private Debt I SCSp, Solutio Premium Private Debt II Master SCSp, Pantheon Private Debt Program SICAV—RAIF—Pantheon Senior Debt Secondaries II (EUR) and Pantheon Private Debt Program SICAV—RAIF—Pantheon Senior Debt Secondaries II (GBP). (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K (File No. 814-01175) filed on February 27, 2024).

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

10.45

Underwriting Agreement, dated January 22, 2026, by and among Bain Capital Specialty Finance, Inc., BCSF Advisors,
LP, and Wells Fargo Securities, LLC, J.P. Morgan Securities LLC and SMBC Nikko Securities America, Inc., as the
representative of the underwriters. (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form
8-K (file No. 814-01175), filed on January 23, 2026).

10.46

Fourth Supplemental Indenture, dated as of January 29, 2026, relating to the 5.950% Notes due 2031, by and between the

Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the

Company’s Current Report on Form 8-K (File No. 814-01175), filed on January 29, 2026).

23.1	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the Company's Annual Report on Form 10-K (File No.814-01175) filed on February 27, 2026).

24.1*	Powers of Attorney.

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

Bain Capital Specialty Finance, Inc.

Date: May 11, 2026	By:	/s/ Michael A. Ewald
	Name:	Michael A. Ewald
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2026	By:	/s/ Amit Joshi
	Name:	Amit Joshi
	Title:	Chief Financial Officer (Principal Financial Officer) and Principal Accounting Officer