Form 10-Q
period 2026-06-30
Bain Capital Specialty Finance, Inc.
filed 2026-08-10
CIK 1655050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 10, 2026, the registrant had 64,868,507 shares of common stock outstanding.

i

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q (the “Quarterly Report”) (including those relating to current and future market conditions and trends in respect thereof) that are not historical facts are based on current expectations, estimates, projections, opinions and/or beliefs of Bain Capital Specialty Finance, Inc. (the “Company”, “we”, “our” and “us”), BCSF Advisors, LP (the “Advisor”) and/or Bain Capital Credit, LP and its affiliated advisers (collectively, “Bain Capital Credit”). Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. Certain information contained in this Quarterly Report constitutes “forward-looking statements,” which can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “seek,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue,” “target,” or “believe” or the negatives thereof or other variations thereon or comparable terminology. Due to various risks and uncertainties, actual events or results or the actual performance of the Company may differ materially from those reflected or contemplated in such forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation, the risks, uncertainties and other factors we identify in the section entitled Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended December 31, 2025 and in our filings with the Securities and Exchange Commission (the “SEC”). Except as otherwise specified in this Quarterly Report, the terms
“we”, “us”, “our”, and the “Company” refer to Bain Capital Specialty Finance, Inc.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions may be based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled Part I, “Item 1A. Risk Factors” in our Annual Report. Investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this Quarterly Report because we are an investment company.

ii

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of	As of
	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliate investments (amortized cost of $1,796,413 and $1,891,513, respectively)	$1,789,082	$1,905,297
Non-controlled/affiliate investments (amortized cost of $21,128 and $7,504, respectively)	31,761	18,674
Controlled affiliate investments (amortized cost of $557,704 and $603,650, respectively)	542,733	584,470
Cash and cash equivalents	97,187	23,092
Foreign cash (cost of $14,632 and $2,477, respectively)	14,957	3,151
Restricted cash and cash equivalents	18,467	32,667
Collateral on derivatives	11,020	10,993
Deferred financing costs	3,023	3,543
Interest receivable on investments	33,882	38,023
Interest rate swap	890	7,976
Receivable for sales and paydowns of investments	70,645	28,856
Prepaid insurance	92	489
Unrealized appreciation on forward currency exchange contracts	1,804	—
Dividend receivable	4,539	5,354
Total Assets	$2,620,082	$2,662,585

Liabilities
Debt (net of unamortized debt issuance costs of $15,936 and $10,110, respectively)	$1,501,129	$1,470,796
Interest rate swap	4,621	—
Interest payable	8,597	12,376
Payable for investments purchased	1,286	2,110
Collateral payable on derivatives	—	12,907
Unrealized depreciation on forward currency exchange contracts	1,105	9,061
Base management fee payable	8,992	9,408
Incentive fee payable	801	5,877
Accounts payable and accrued expenses	13,186	12,910
Distributions payable	—	9,730
Total Liabilities	1,539,717	1,545,175

Commitments and Contingencies (See Note 10)

Net Assets
Common stock, par value $0.001 per share, 100,000,000,000 and 100,000,000,000 shares authorized, 64,868,507 and 64,868,507 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	65	65
Paid in capital in excess of par value	1,161,110	1,161,110
Total distributable loss	(80,810)	(43,765)
Total Net Assets	1,080,365	1,117,410
Total Liabilities and Total Net Assets	$2,620,082	$2,662,585

Net asset value per share	$16.65	$17.23

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Income
Investment income from non-controlled/non-affiliate investments:
Interest from investments	$37,795	$44,292	$77,128	$85,964
Dividend income	654	2,940	1,273	4,665
PIK income	7,531	7,501	16,236	14,107
Other income	1,767	4,158	3,243	6,991
Total investment income from non-controlled/non-affiliate investments	47,747	58,891	97,880	111,727

Investment income from non-controlled/affiliate investments:
Interest from investments	36	127	38	135
PIK income	—	13	—	30
Other income	44	—	65	42
Total investment income from non-controlled/affiliate investments	80	140	103	207

Investment income from controlled affiliate investments:
Interest from investments	7,336	9,807	17,369	18,955
Dividend income	7,185	2,123	13,168	6,909
PIK income	—	4	2	6
Total investment income from controlled affiliate investments	14,521	11,934	30,539	25,870
Total investment income	62,348	70,965	128,522	137,804

Expenses
Interest and debt financing expenses	20,664	21,772	40,916	40,676
Base management fee	8,993	9,257	18,078	18,325
Incentive fee	801	5,446	6,419	7,668
Professional fees	612	714	1,312	1,428
Directors fees	180	182	360	356
Other general and administrative expenses	1,761	1,928	3,830	4,499
Total expenses, net of fee waivers	33,011	39,299	70,915	72,952
Net investment income before taxes	29,337	31,666	57,607	64,852
Income tax expense, including excise tax	732	1,076	1,638	2,152
Net investment income	28,605	30,590	55,969	62,700

Net realized and unrealized gains (losses)
Net realized gain (loss) on non-controlled/non-affiliate investments	(7,228)	4,861	(3,408)	(16,125)
Net realized gain (loss) on non-controlled/affiliate investments	(6,598)	(711)	(6,598)	(3,678)
Net realized gain (loss) on controlled affiliate investments	(77)	—	(13,525)	—
Net realized gain (loss) on foreign currency transactions	(889)	581	(823)	332
Net realized gain (loss) on forward currency exchange contracts	(3,136)	(1,409)	(6,125)	(3,814)
Net change in unrealized appreciation on foreign currency translation	(227)	1,484	(362)	1,919
Net change in unrealized appreciation on forward currency exchange contracts	3,214	(15,074)	9,760	(17,147)
Net change in unrealized appreciation on non-controlled/non-affiliate investments	(7,353)	7,507	(30,547)	31,500
Net change in unrealized appreciation on non-controlled/affiliate investments	8,405	(1,379)	8,895	(3,245)
Net change in unrealized appreciation on controlled affiliate investments	(661)	(2,728)	4,209	(173)
Total net loss	(14,550)	(6,868)	(38,524)	(10,431)

Net increase in net assets resulting from operations	$14,055	$23,722	$17,445	$52,269

Basic and diluted net investment income per share of common stock	$0.44	$0.47	$0.86	$0.97
Basic and diluted increase in net assets resulting from operations per share of common stock	$0.22	$0.37	$0.27	$0.81
Basic and diluted weighted average common stock outstanding	64,868,507	64,868,507	64,868,507	64,772,881

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Operations:
Net investment income	$28,605	$30,590	$55,969	$62,700
Net realized gain (loss)	(17,928)	3,322	(30,479)	(23,285)
Net change in unrealized appreciation	3,378	(10,190)	(8,045)	12,854
Net increase in net assets resulting from operations	14,055	23,722	17,445	52,269
Stockholder distributions:
Distributions from distributable earnings	(27,245)	(29,191)	(54,490)	(58,382)
Net decrease in net assets resulting from stockholder distributions	(27,245)	(29,191)	(54,490)	(58,382)
Capital share transactions:
Issuances of common stock (net of offering and underwriting costs)	—	—	—	4,552
Shares issued in connection with dividend reinvestment plan	—	—	—	924
Net increase in net assets resulting from capital share transactions	—	—	—	5,476

Total decrease in net assets	(13,190)	(5,469)	(37,045)	(637)
Net assets at beginning of period	1,093,555	1,144,504	1,117,410	1,139,672
Net assets at end of period	$1,080,365	$1,139,035	$1,080,365	$1,139,035

Net asset value per share of common stock	$16.65	$17.56	$16.65	$17.56
Common stock outstanding at end of period	64,868,507	64,868,507	64,868,507	64,868,507

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net increase in net assets resulting from operations	$17,445	$52,269
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Purchases of investments	(406,440)	(814,488)
Proceeds from principal payments and sales of investments	488,991	751,100
Net realized (gain) loss from investments	23,531	19,803
Net realized (gain) loss on foreign currency transactions	823	(332)
Net change in unrealized appreciation on forward currency exchange contracts	(9,760)	17,147
Net change in unrealized appreciation on investments	17,443	(28,082)
Net change in unrealized appreciation on foreign currency translation	362	(1,919)
Increase in investments due to PIK	(19,439)	(17,368)
Accretion of discounts and amortization of premiums	(1,834)	(2,840)
Amortization of deferred financing costs and debt issuance costs	3,009	2,485
Changes in operating assets and liabilities:
Collateral on derivatives	(27)	547
Interest receivable on investments	4,141	1,651
Interest rate swap	(133)	(111)
Prepaid insurance	397	(659)
Dividend receivable	815	2,092
Interest payable	(3,779)	(215)
Collateral payable on derivatives	(12,907)	12,490
Base management fee payable	(416)	97
Incentive fee payable	(5,076)	750
Accounts payable and accrued expenses	276	(1,040)
Net cash provided by (used in) operating activities	97,422	(6,623)

Cash flows from financing activities
Borrowings on debt	727,000	759,000
Repayments on debt	(679,000)	(588,699)
Payments of financing costs	(8,316)	(8,551)
Proceeds from issuances of common stock (net of offering and underwriting costs)	—	4,552
Purchase of common shares issued in connection with dividend reinvestment plan	—	924
Stockholder distributions paid	(64,220)	(87,435)
Net cash provided by (used in) financing activities	(24,536)	79,791
Net increase in cash, foreign cash, restricted cash and cash equivalents	72,886	73,168
Effect of foreign currency exchange rates	(1,185)	2,251
Cash, foreign cash, restricted cash and cash equivalents, beginning of period	58,910	99,066
Cash, foreign cash, restricted cash and cash equivalents, end of period	$130,611	$174,485

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$41,686	$38,406
Cash paid for excise taxes during the period	$3,363	$3,337

	As of June 30,
	2026	2025
Cash	$97,187	$27,843
Restricted cash	18,467	136,908
Foreign cash	14,957	9,734
Total cash, foreign cash, restricted cash, and cash equivalents shown in the consolidated statements of cash flows	$130,611	$174,485

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments

As of June 30, 2026

(In thousands)

(Unaudited)

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)	Cost	Market Value	% of Net Assets
Non-Controlled/Non-Affiliate Investments
Aerospace & Defense
ATS (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	5.75%	9.42%	7/12/2029	$4,913	4,873	4,913
ATS (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	7/12/2029	$—	—	—
BCC ESI Investments 1, LLC (4)(6)(11)	Equity Interest	—	—	—	—	—	130	130	130
Bridger Aerospace Group Holdings, Inc. (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	6.00%	9.64%	10/28/2030	$5,074	5,028	5,023
Bridger Aerospace Group Holdings, Inc. (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	6.00%	9.64%	10/28/2030	$677	665	649
Bridger Aerospace Group Holdings, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	6.00%	9.64%	10/28/2030	$391	384	383
BTX Precision (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.64%	7/25/2030	$7,568	7,520	7,568
BTX Precision (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	4.75%	8.41%	7/25/2030	$1,432	1,423	1,432
BTX Precision (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.00%	8.68%	7/25/2030	$12,875	12,828	12,875
BTX Precision (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.00%	8.64%	7/25/2030	$5,915	5,873	5,915
BTX Precision (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	7/25/2030	$—	(25)	—
Forward Slope (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.60%	9.33%	8/22/2029	$6,045	5,954	6,045
Forward Slope (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.60%	9.33%	8/22/2029	$5,533	5,483	5,533
Forward Slope (4)(12)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.60%	9.33%	8/22/2029	$13,181	12,983	13,181
Forward Slope (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	8/22/2029	$—	(116)	—
Forward Slope (4)(6)(11)	Equity Interest	—	—	—	—	—	930	930	1,545
GSP Holdings, LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	2.28% (3.62% PIK)	9.63%	11/6/2026	$9,982	10,075	9,483
GSP Holdings, LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	2.28% (3.62% PIK)	9.63%	11/6/2026	$78	78	74
GSP Holdings, LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	2.28% (3.62% PIK)	9.63%	11/5/2027	$1,165	1,161	1,107
GSP Holdings, LLC (4)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	2.28% (3.62% PIK)	9.63%	11/5/2027	$4,868	4,887	4,625
Heads Up Technologies, Inc. (4)	First Lien Senior Secured Loan	SOFR	0.75%	5.25%	8.98%	7/23/2030	$202	201	202
Heads Up Technologies, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	7/23/2030	$—	(7)	—
Heads Up Technologies, Inc. (4)	Second Lien Senior Secured Loan	SOFR	0.75%	8.25%	11.98%	7/23/2031	$9,720	9,679	9,720
Mach Acquisition, LLC (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	7.15%	10.81%	4/19/2027	$13,204	13,190	13,204
Mach Acquisition, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	7.15%	10.79%	4/19/2027	$7,532	7,520	7,532
Precision Ultimate Holdings, LLC (4)(6)(11)	Equity Interest	—	—	—	—	—	1,417	1,417	546
Precision Ultimate Holdings, LLC (4)(6)(11)	Equity Interest	—	—	—	—	—	620	781	1,334
Robinson Helicopter (4)(6)(11)	Equity Interest	—	—	—	—	—	1,592	507	2,551
Saturn Purchaser Corp. (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	4.85%	8.52%	7/22/2030	$13,281	13,167	13,281
Saturn Purchaser Corp. (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	7/22/2030	$—	(50)	—
Solairus (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	7/22/2030	$—	(13)	—

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)		Cost	Market Value	% of Net Assets
Non-Controlled/Non-Affiliate Investments
Aerospace & Defense
Varo ESI Buyer, LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.15%	5/10/2032		$2,592	2,579	2,579
Varo ESI Buyer, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	5/10/2032		$—	(3)	(3)
Whitcraft-Paradigm (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.73%	2/15/2029		$10,106	10,060	10,106
Whitcraft-Paradigm (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.73%	2/15/2029		$2,648	2,629	2,648
Whitcraft-Paradigm (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.00%	8.73%	2/15/2029		$2,291	2,291	2,291
Whitcraft-Paradigm (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.00%	8.73%	2/15/2029		$256	256	256
Whitcraft-Paradigm (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.00%	8.73%	2/15/2029		$834	824	834
Aerospace & Defense Total									$145,162	$147,562	13.7%

Automotive
American Trailer Rental Group (4)	Subordinated Debt	—	—	14.25% PIK	14.25%	12/1/2028		$19,375	19,278	17,244
American Trailer Rental Group (4)	Subordinated Debt	—	—	14.25% PIK	14.25%	12/1/2028		$24,195	24,112	21,533
American Trailer Rental Group (4)	Subordinated Debt	—	—	14.25% PIK	14.25%	12/1/2028		$6,280	6,249	5,589
Cardo (4)(7)	First Lien Senior Secured Loan	SOFR	—	5.25%	8.98%	5/30/2028		$98	97	98
Chilton (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.16%	2/5/2031		$6,419	6,384	6,290
Chilton (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	2/5/2031		$—	(19)	(202)
Chilton (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.50%	9.15%	2/5/2031		$1,835	1,813	1,759
Gills Point S (4)	First Lien Senior Secured Loan	SOFR	1.00%	3.90% (1.50% PIK)	9.05%	5/17/2029		$12,403	12,403	12,092
Gills Point S (4)	First Lien Senior Secured Loan	SOFR	1.00%	4.00% (1.50% PIK)	9.15%	5/17/2029		$3,999	3,974	3,899
Gills Point S (4)	First Lien Senior Secured Loan	SOFR	1.00%	4.00% (1.50% PIK)	9.15%	5/17/2029		$3,651	3,634	3,560
Gills Point S (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	4.00% (1.50% PIK)	9.15%	5/17/2029		$7,296	7,296	7,113
Gills Point S (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	4.00% (1.50% PIK)	9.15%	5/17/2029		$1,235	1,224	1,204
Gills Point S (4)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.50%	9.15%	5/17/2029		$4,834	4,813	4,713
Gills Point S (4)(6)(11)	Equity Interest	—	—	—	—	—		2	215	49
Gills Point S (4)(6)(11)	Preferred Equity	—	—	—	—	—		—	20	39
Intoxalock (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	5.10%	8.74%	11/1/2028		$11,821	11,770	11,821
Intoxalock (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	11/1/2028		$—	(13)	—
Automotive Total									$103,250	$96,801	9.0%

Beverage, Food & Tobacco
AgroFresh Solutions (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	5.60%	9.24%	4/1/2030		$6,821	6,738	6,736
AgroFresh Solutions (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.60%	9.24%	4/1/2030		$6,058	5,945	5,982
AgroFresh Solutions (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.60%	9.24%	4/2/2029		$2,267	2,219	2,205
BCC CPK investments 1, LLC (4)(6)(11)	Equity Interest	—	—	—	—	—		370	370	370
BCC Trillium Foods Investments 1, LLC (4)(6)(11)	Equity Interest	—	—	—	—	—		3	2,531	3,851
BCSF Project Aberdeen, LLC (4)(6)(11)	Equity Interest	—	—	—	—	—		2,217	2,217	1,967
CPK IPCO Buyer LLC (4)	Subordinated Debt	—	—	12.00%	12.00%	12/22/2031		$604	596	595
Hellers (4)(7)	First Lien Senior Secured Loan - Delayed Draw	BBSY	—	4.00% (1.88% PIK)	10.39%	9/30/2030	AUD	51	35	35

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)		Cost	Market Value	% of Net Assets
Non-Controlled/Non-Affiliate Investments
Beverage, Food & Tobacco
Hellers (4)(7)	First Lien Senior Secured Loan - Delayed Draw	BKBM	1.00%	4.00% (1.88% PIK)	8.64%	9/30/2030	NZ$	47	28	26
Hellers (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	9/30/2030	NZ$	—	(12)	(2)
Hellers (4)(7)	Subordinated Debt	—	—	15.00% PIK	15.00%	3/27/2031	NZ$	570	349	321
INW Manufacturing, LLC (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	5.75%	9.42%	1/23/2031		$20,795	20,610	20,483
Orchard Park BidCo, Inc. (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	4/21/2033		$—	(3)	(4)
Orchard Park BidCo, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	4/21/2033		$—	(7)	(8)
SauceCo HoldCo, LLC (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	5.75%	9.48%	5/13/2030		$71,001	69,034	71,001
SauceCo HoldCo, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.75%	9.39%	5/13/2030		$5,036	5,004	5,036
Shennong Buyer, Inc. (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.73%	5/6/2033		$14,805	14,732	14,731
Shennong Buyer, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.00%	8.73%	5/6/2033		$1,294	1,277	1,276
Spindrift (4)	Subordinated Debt	—	—	13.75% PIK	13.75%	2/19/2033		$1,686	1,649	1,686
Spindrift (4)(6)(11)	Equity Interest	—	—	—	—	—		1	500	558
Beverage, Food & Tobacco Total									$133,812	$136,845	12.7%

Capital Equipment
Accelevation LLC (4)	First Lien Senior Secured Loan	SOFR	0.75%	5.25%	8.90%	1/2/2031		$18,461	18,185	18,184
Accelevation LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	1/2/2031		$—	(13)	(13)
AeriTek Global CAD Acquisition Inc. (4)(7)	First Lien Senior Secured Loan	SOFR	1.00%	6.50%	10.17%	8/27/2030		$472	466	465
AeriTek Global CAD Acquisition Inc. (4)(5)(7)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	6.75%	10.41%	8/27/2030		$14	14	13
AXH Air Coolers (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.17%	10/31/2029		$7,400	7,356	7,400
AXH Air Coolers (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.17%	10/31/2029		$3,283	3,266	3,283
AXH Air Coolers (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.50%	9.23%	10/31/2029		$8,653	8,632	8,653
AXH Air Coolers (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.50%	9.25%	10/31/2029		$1,835	1,804	1,835
AXH Air Coolers (4)(6)(11)	Preferred Equity	—	—	—	—	—		3,417	1,104	14,397
East BCC Coinvest II, LLC (4)(6)(11)	Equity Interest	—	—	—	—	—		1,419	1,229	—
Engineered Products Co., LLC (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	4.50%	8.18%	8/12/2031		$188	182	188
Ergotron Acquisition LLC (4)(12)	First Lien Senior Secured Loan	SOFR	0.75%	5.25%	8.89%	7/6/2028		$10,811	10,723	10,811
EXT Acquisitions, Inc. (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	12/19/2031		$—	—	(4)
EXT Acquisitions, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	P	2.00%	4.25%	11.00%	12/19/2031		$165	163	163
FCG Acquisitions, Inc. (4)(6)(11)	Preferred Equity	—	—	—	—	—		4	—	—
Goodfellow (4)(7)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	8.98%	2/10/2032		$50	50	50
Goodfellow (4)(7)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	1.00%	5.25%	7.54%	2/10/2032		€50	51	57
Goodfellow (4)(7)	First Lien Senior Secured Loan - Delayed Draw	SONIA	1.00%	5.25%	8.98%	2/10/2032		£50	65	66
Goodfellow (4)(7)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	1.00%	5.25%	7.54%	2/10/2032		€50	51	57
PPT Group (4)(7)	First Lien Senior Secured Loan	SONIA	—	5.50%	9.25%	2/28/2031		£6,105	7,630	8,002
PPT Group (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	SONIA	—	5.50%	9.25%	2/28/2031		£219	286	232
PPT Group (4)(5)(7)	First Lien Senior Secured Loan - Revolver	SONIA	—	5.50%	9.25%	2/28/2031		£220	276	263
PPT Group (4)(6)(7)(11)	Equity Interest	—	—	—	—	—		376	376	294
Capital Equipment Total									$61,896	$74,396	6.9%

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)	Cost	Market Value	% of Net Assets
Non-Controlled/Non-Affiliate Investments
Chemicals, Plastics & Rubber
AP Plastics Group, LLC (4)(12)	First Lien Senior Secured Loan	SOFR	0.75%	4.85%	8.47%	8/12/2030	$13,514	13,344	13,514
AP Plastics Group, LLC (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	0.75%	4.85%	8.47%	8/10/2030	$174	174	174
AP Plastics Group, LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	8/12/2030	$—	(3)	—
Duraco (4)(12)	First Lien Senior Secured Loan	SOFR	1.50%	6.50%	10.19%	6/6/2029	$7,287	7,207	6,922
Duraco (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.50%	6.50%	10.24%	6/6/2029	$996	974	896
Plaskolite PPC Intermediate II LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	4.00% (4.00% PIK)	11.65%	5/9/2030	$7,312	7,197	7,166
Plaskolite PPC Intermediate II LLC (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	7.00%	10.65%	2/7/2030	$171	161	158
V Global Holdings LLC (4)	First Lien Senior Secured Loan	SOFR	0.75%	5.90%	9.55%	12/22/2027	$15,666	15,332	14,726
V Global Holdings LLC (4)	First Lien Senior Secured Loan	EURIBOR	0.75%	5.75%	7.99%	12/22/2027	€98	103	104
V Global Holdings LLC (4)	First Lien Senior Secured Loan	SOFR	0.75%	5.90%	9.55%	12/22/2027	$—	—	—
V Global Holdings LLC (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	0.75%	5.85%	9.49%	1/2/2029	$4,578	4,586	3,996
Chemicals, Plastics & Rubber Total								$49,075	$47,656	4.4%

Construction & Building
AGS American Glass Services Acquisition, LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.16%	7/24/2031	$145	145	144
AGS American Glass Services Acquisition, LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	7/24/2031	$—	(1)	(5)
AGS American Glass Services Acquisition, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	7/24/2031	$—	(2)	(2)
AGS American Services Investments, L.P. (4)(6)(11)	Equity Interest	—	—	—	—	—	3	338	324
BCSF ServiceMaster Investments, LLC (4)(6)(11)	Preferred Equity	—	—	—	—	—	—	28	—
Elk (4)(6)(11)	Preferred Equity	—	—	—	—	—	72	722	1,222
Elk (4)(6)(11)	Equity Interest	—	—	—	—	—	1	7	695
G702 Buyer, Inc. (4)	First Lien Senior Secured Loan	SOFR	0.75%	4.75%	8.42%	7/2/2031	$158	156	158
G702 Buyer, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	7/2/2031	$—	(10)	—
Service Master (4)(8)	First Lien Senior Secured Loan	SOFR	1.00%	6.86% PIK	10.48%	8/16/2027	$7,812	7,572	5,957
Service Master (4)(8)	First Lien Senior Secured Loan	SOFR	—	6.86% PIK	10.51%	8/16/2027	$3,259	3,174	2,485
Service Master (4)(8)	First Lien Senior Secured Loan	SOFR	1.00%	6.86% PIK	10.52%	8/16/2027	$1,623	1,572	1,238
Service Master (4)(8)	First Lien Senior Secured Loan	SOFR	—	6.01% (1.00% PIK)	10.65%	8/16/2027	$928	924	708
Service Master (4)(8)	First Lien Senior Secured Loan	SOFR	1.00%	6.01% (1.00% PIK)	10.65%	12/31/2029	$4,032	3,922	3,074
Service Master (4)(8)	First Lien Senior Secured Loan	SOFR	1.00%	6.01% (1.00% PIK)	10.65%	12/31/2029	$130	127	104
Service Master (4)(5)(8)	First Lien Senior Secured Loan - Revolver	SOFR	—	7.01%	10.74%	8/16/2027	$18,511	18,324	13,879
Service Master (4)(8)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	7.01%	10.65%	12/31/2029	$39	39	39
Service Master (4)(5)(8)	First Lien Senior Secured Loan - Revolver	—	—	—	—	12/31/2029	$—	—	(382)
Service Master (4)(6)(11)	Equity Interest	—	—	—	—	—	—	—	—
Service Master (4)(6)(11)	Preferred Equity	—	—	—	—	—	—	169	—
TL Sapphire Parent, Inc. (4)(12)	First Lien Senior Secured Loan	SOFR	0.75%	5.00%	8.66%	1/24/2033	$4,988	4,967	4,938
TL Sapphire Parent, Inc. (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	0.75%	5.00%	8.66%	1/24/2033	$966	963	952

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)	Cost	Market Value	% of Net Assets
Non-Controlled/Non-Affiliate Investments
Construction & Building
TL Sapphire Parent, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	1/24/2033	$—	(8)	(17)
Zeus Fire & Security (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.65%	12/11/2030	$4,816	4,789	4,816
Zeus Fire & Security (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.00%	8.64%	12/11/2030	$8,718	8,718	8,718
Zeus Fire & Security (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.00%	8.61%	12/11/2030	$351	336	351
Construction & Building Total								$56,971	$49,396	4.6%

Consumer Goods: Durable
New Milani Group LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	4.75%	8.39%	6/26/2031	$830	823	830
New Milani Group LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	6/26/2031	$—	(2)	—
New Milani Group LLC (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	6/26/2031	$—	(11)	—
Stanton Carpet (4)	Second Lien Senior Secured Loan	SOFR	1.00%	9.15%	12.82%	4/1/2028	$11,434	11,343	11,434
Tangent Technologies Acquisition, LLC (4)	Second Lien Senior Secured Loan	SOFR	1.00%	8.90%	12.55%	5/30/2028	$8,915	8,849	8,915
TLC Holdco LP (4)(6)(11)	Equity Interest	—	—	—	—	—	1,281	1,221	334
TLC Purchaser, Inc. (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	5.76%	9.43%	10/11/2027	$12,977	12,916	12,425
TLC Purchaser, Inc. (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.76%	9.49%	10/11/2027	$1,943	1,933	1,861
TLC Purchaser, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.76%	9.43%	10/11/2027	$9,140	9,157	8,736
Consumer Goods: Durable Total								$46,229	$44,535	4.1%

Consumer Goods: Non-Durable
Evriholder (4)(12)	First Lien Senior Secured Loan	SOFR	1.50%	7.00%	10.85%	1/24/2028	$5,669	5,647	5,640
Fineline Technologies, Inc. (4)(6)(11)	Equity Interest	—	—	—	—	—	939	939	1,288
Hempz (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	8.98%	10/25/2029	$220	219	217
Hempz (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	10/25/2029	$—	(11)	(27)
Kids2, LLC (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	6.00%	9.67%	4/14/2031	$8,824	8,739	8,736
Kids2, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	6.00%	9.67%	4/14/2031	$168	152	151
RoC Skincare (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	8.89%	2/21/2031	$9,775	9,677	9,775
RoC Skincare (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	2/21/2030	$—	(19)	—
Solaray, LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	4.85% (2.00% PIK)	10.51%	3/27/2029	$29,293	29,293	26,656
Solaray, LLC (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	4.85% (2.00% PIK)	10.51%	3/27/2029	$13,491	13,487	12,277
Solaray, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	—	5.60%	9.26%	3/27/2029	$10,635	10,618	10,635
SRP Parent Inc. (4)(6)(11)	Preferred Equity	—	—	—	—	—	—	—	—
SRP Parent Inc. (4)(6)(11)	Preferred Equity	—	—	—	—	—	—	—	—
SRP Parent Inc. (4)(6)(11)	Preferred Equity	—	—	—	—	—	—	—	—
Summer Fridays, LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	8.89%	5/16/2031	$459	453	455
Summer Fridays, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	5/16/2031	$—	(10)	(9)
WU Holdco, Inc. (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	4/19/2032	$—	(11)	—
WU Holdco, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	4/15/2032	$—	(15)	—
Consumer Goods: Non-Durable Total								$79,158	$75,794	7.0%

Containers, Packaging & Glass
ASP-r-pac Acquisition Co LLC (4)(12)	First Lien Senior Secured Loan	SOFR	0.75%	5.25%	8.89%	12/31/2030	$4,668	4,613	4,668
ASP-r-pac Acquisition Co LLC (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	12/31/2030	$—	—	—
Precision Concepts Parent Inc. (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	4.75%	8.41%	8/2/2032	$714	711	706

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)		Cost	Market Value	% of Net Assets
Non-Controlled/Non-Affiliate Investments
Containers, Packaging & Glass
Precision Concepts Parent Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	4.75%	8.41%	8/2/2032		$68	65	65
Containers, Packaging & Glass Total									$5,389	$5,439	0.5%

Environmental Industries
BCC HGS Investments 1, LLC (4)(6)(11)	Equity Interest	—	—	—	—	—		8	1,241	1,071
FC DOLMANS B.V. (4)(7)	First Lien Senior Secured Loan	EURIBOR	1.00%	5.25%	7.54%	3/4/2033		€2,437	2,807	2,766
FC DOLMANS B.V. (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	1.00%	5.25%	7.54%	3/4/2033		€361	414	402
Humic Acquisition Holdings, LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.75%	9.40%	10/21/2031		$14,446	14,387	14,229
Humic Acquisition Holdings, LLC (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.75%	9.37%	10/21/2031		$7,278	7,275	7,169
Humic Acquisition Holdings, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.75%	9.39%	10/21/2031		$2,766	2,747	2,703
Meteor UK Bidco Limited (4)(7)	First Lien Senior Secured Loan	SONIA	—	5.00%	8.73%	5/14/2032		£8,104	10,797	10,757
Meteor UK Bidco Limited (4)(7)	First Lien Senior Secured Loan - Delayed Draw	SONIA	—	5.00%	8.73%	5/14/2032		£4,858	6,461	6,448
Meteor UK Bidco Limited (4)(5)(7)	First Lien Senior Secured Loan - Revolver	—	—	—	—	11/14/2031		£—	—	—
Reconomy (4)(7)	First Lien Senior Secured Loan	SONIA	—	6.50%	10.23%	7/12/2029		£68	83	90
Reconomy (4)(7)	First Lien Senior Secured Loan	EURIBOR	—	6.25%	8.54%	7/12/2029		€27	28	31
Reconomy (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	SOFR	—	6.50%	10.23%	7/12/2029		£6,063	8,016	8,015
STAX Engineering, LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	6.50%	10.17%	6/20/2033		$13,025	12,895	12,895
STAX Engineering, LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	6/20/2033		$—	(36)	(36)
STAX Engineering, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	6/20/2033		$—	(33)	(34)
STAX Holding, Inc. (4)(6)(11)	Preferred Equity	—	—	—	—	—		1,739	1,739	1,739
Titan Cloud Software, Inc (4)	First Lien Senior Secured Loan	SOFR	—	5.85%	9.51%	9/7/2029		$27,578	27,501	27,578
Titan Cloud Software, Inc (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.85%	9.52%	9/7/2029		$12,264	12,220	12,264
Titan Cloud Software, Inc (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	9/7/2028		$1	(19)	1
Titan Cloud Software, Inc (4)(6)(11)	Equity Interest	—	—	—	—	—		3,532	3,532	4,697
Environmental Industries Total									$112,055	$112,785	10.4%

FIRE: Finance
Allworth Financial Group, L.P. (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	12/23/2027		$—	(2)	—
Avalon Bidco Limited (4)(7)	First Lien Senior Secured Loan	SONIA	1.00%	6.25%	9.99%	4/16/2032		£50	65	66
Avalon Bidco Limited (4)(7)	First Lien Senior Secured Loan - Delayed Draw	SONIA	1.00%	6.25%	9.99%	4/16/2032		£4,127	5,434	5,409
BCSF LI, LLC (4)	First Lien Senior Secured Loan	SOFR	0.50%	4.25%	7.91%	10/29/2032		$33	33	33
BCSF LI, LLC (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	0.50%	4.25%	7.89%	10/29/2032		$36	36	35
BCSF LI, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	10/29/2032		$—	—	—
Choreo (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.25%	8.98%	2/18/2028		$5,771	5,771	5,771
Congress Wealth (4)(6)(11)	Equity Interest	—	—	—	—	—		16	—	19
Daintree Bidco Pty Ltd (4)(7)	First Lien Senior Secured Loan	BBSY	—	5.00%	9.35%	11/25/2032	AUD	1,113	710	759
Endurance Holdco Limited (4)(7)(11)	Preferred Equity	—	—	12.50% PIK	12.50%	—		3,242	4,197	4,217
Insigneo Financial Group LLC (4)	First Lien Senior Secured Loan	—	—	10.00% PIK	10.00%	8/1/2027		$1,991	1,991	1,991
Insigneo Financial Group LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	6.60%	10.31%	8/1/2028		$267	263	267
Insigneo Financial Group LLC (4)(6)(11)	Equity Interest	—	—	—	—	—		534	535	3,545

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)	Cost	Market Value	% of Net Assets
Non-Controlled/Non-Affiliate Investments
FIRE: Finance
LEP SAL Co-Invest, L.P. (4)(6)(7)(11)	Equity Interest	—	—	—	—	—	1,000	1,317	1,327
Parmenion (4)(7)	First Lien Senior Secured Loan	SONIA	—	5.50%	9.24%	5/23/2029	£295	370	392
PMA (4)	First Lien Senior Secured Loan	SOFR	0.75%	4.75%	8.48%	1/31/2031	$58	57	58
PMA (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	1/31/2031	$—	(14)	—
Sikich (4)(11)	Preferred Equity	—	—	13.00% PIK	13.00%	—	49	4,873	4,906
Sikich (4)(6)(11)	Warrants	—	—	—	—	—	5	—	541
Sikich (4)(6)(11)	Warrants	—	—	—	—	—	2	—	155
FIRE: Finance Total								$25,636	$29,491	2.7%

FIRE: Insurance
Comet BidCo Limited (4)(7)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.66%	1/30/2032	$757	754	750
Comet BidCo Limited (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	1/30/2032	$—	—	(1)
Comet BidCo Limited (4)(5)(7)	First Lien Senior Secured Loan - Revolver	—	—	—	—	1/30/2032	$—	(2)	(4)
McLarens Acquisition Inc. (4)	First Lien Senior Secured Loan	SOFR	0.75%	4.90%	8.59%	12/20/2027	$247	246	247
McLarens Acquisition Inc. (4)	First Lien Senior Secured Loan	SOFR	0.75%	4.90%	8.59%	12/20/2027	$94	94	94
McLarens Acquisition Inc. (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	0.75%	4.90%	8.59%	12/19/2027	$411	408	411
McLarens Acquisition Inc. (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	0.75%	4.90%	8.59%	12/20/2027	$7	7	7
McLarens Acquisition Inc. (4)(5)(7)	First Lien Senior Secured Loan - Revolver	—	—	—	—	12/19/2027	£—	(2)	—
McLarens Acquisition Inc. (4)	First Lien Senior Secured Loan - Revolver	SOFR	0.75%	4.85%	8.46%	12/20/2027	$337	336	337
McLarens Acquisition Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	0.75%	4.85%	8.46%	12/20/2027	$—	(5)	(5)
MRHT (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	—	5.00%	7.15%	5/17/2032	€2,558	2,981	2,820
MRHT (4)(5)(7)	First Lien Senior Secured Loan - Revolver	—	—	—	—	11/10/2031	€—	(12)	(31)
Simplicity (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	12/31/2031	$—	(42)	—
Simplicity (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	12/31/2031	$—	(34)	—
FIRE: Insurance Total								$4,729	$4,625	0.4%

FIRE: Real Estate
Lagerbox (4)(7)	First Lien Senior Secured Loan	EURIBOR	1.00%	3.50%	5.72%	12/20/2028	€750	779	858
FIRE: Real Estate Total								$779	$858	0.1%

Healthcare & Pharmaceuticals
Accident Care Alliance Holdco LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.00%	8.67%	8/20/2030	$1,049	1,046	1,049
Accident Care Alliance Holdco LLC (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.00%	8.73%	8/20/2030	$1,139	1,128	1,139
AEG Vision (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	5.90%	9.63%	3/27/2027	$441	456	441
AEG Vision (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.90%	9.63%	3/27/2027	$41,430	41,220	41,430
AEG Vision (4)(12)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.90%	9.63%	3/27/2027	$10,120	10,173	10,120
AEG Vision (4)(12)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.90%	9.63%	3/27/2027	$8,337	8,409	8,337
Alldent Holding GmbH (4)(7)	First Lien Senior Secured Loan	EURIBOR	—	5.50%	7.95%	11/29/2032	€1,600	1,838	1,821
Alldent Holding GmbH (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	11/29/2032	€—	—	(2)

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)		Cost	Market Value	% of Net Assets
Non-Controlled/Non-Affiliate Investments
Healthcare & Pharmaceuticals
AOM Infusion (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	0.75%	5.00%	8.70%	3/19/2032		$340	335	340
AOM Infusion (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	3/19/2032		$—	(3)	—
Apollo Intelligence (4)	First Lien Senior Secured Loan	SOFR	0.75%	5.75%	9.39%	6/1/2028		$14,846	14,893	14,698
Apollo Intelligence (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	0.75%	5.75%	9.39%	6/1/2028		$9,790	9,767	9,690
Apollo Intelligence (4)(6)(11)	Equity Interest	—	—	—	—	—		34	3,378	2,647
Athena Parent Holdings, L.P. (4)(6)(11)	Preferred Equity	—	—	—	—	—		4	403	427
Beacon Specialized Living (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.23%	3/27/2028		$4,900	4,865	4,900
Beacon Specialized Living (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.50%	9.23%	3/25/2028		$4,810	4,724	4,810
Beacon Specialized Living (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	3/27/2028		$—	—	—
Caregiver (4)	Subordinated Debt	—	—	16.50% PIK	16.50%	1/1/2030		$10,680	10,599	10,546
CB Titan Holdings, Inc. (4)(6)(11)	Preferred Equity	—	—	—	—	—		1,953	1,953	—
CRH Healthcare Purchaser, Inc. (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	8.99%	9/17/2031		$7,299	7,268	7,263
CRH Healthcare Purchaser, Inc. (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	9/17/2031		$—	(4)	(10)
CRH Healthcare Purchaser, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	9/17/2031		$—	(3)	(4)
EHE Health (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.23%	8/7/2030		$10,705	10,629	10,597
EHE Health (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	8/7/2030		$—	—	(34)
EHE Health (4)(6)(11)	Equity Interest	—	—	—	—	—		2,178	2,178	1,850
Great Expressions Dental Center PC (4)	First Lien Senior Secured Loan	SOFR	1.00%	1.15% (3.00% PIK)	7.88%	9/30/2026		$10,028	10,053	8,524
HealthDrive (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	8/20/2029		$—	(13)	—
HealthDrive (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.00%	8.64%	8/20/2029		$1,102	1,102	1,102
HealthDrive (4)(6)(11)	Preferred Equity	—	—	—	—	—		18	1,822	2,542
Lightspeed Buyer, Inc. (4)(12)	First Lien Senior Secured Loan	SOFR	0.75%	4.75%	8.48%	2/6/2032		$8,315	8,264	8,232
Lightspeed Buyer, Inc. (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	2/6/2032		$—	(20)	(58)
Lightspeed Buyer, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	0.75%	4.75%	8.40%	2/6/2032		$619	606	600
Mertus 522. GmbH (4)(7)	First Lien Senior Secured Loan	EURIBOR	—	4.00% (2.75% PIK)	9.24%	5/28/2028		€236	263	262
Mertus 522. GmbH (4)(7)	First Lien Senior Secured Loan	EURIBOR	—	4.00% (2.75% PIK)	9.36%	5/28/2028		€137	149	152
Nafinco (4)(7)	First Lien Senior Secured Loan	EURIBOR	1.00%	5.25%	7.85%	8/29/2031		€52	56	59
Nafinco (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	1.00%	5.25%	7.37%	8/29/2031		€1,573	1,641	1,769
Odyssey Behavioral Health (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	8.89%	5/21/2031		$1,599	1,584	1,599
Odyssey Behavioral Health (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	11/21/2030		$—	(67)	—
Odyssey Behavioral Health (4)(6)(11)	Equity Interest	—	—	—	—	—		22	2,234	2,124
Pharmacy Partners (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	2/28/2029		$—	(37)	(27)
Pharmathen (5)(7)	First Lien Senior Secured Loan - Revolver	—	—	—	—	12/31/2026		€—	—	—
Premier Imaging, LLC (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	4.50% (1.76% PIK)	9.99%	10/31/2027		$7,797	7,759	6,394
Premier Imaging, LLC (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	4.50% (1.76% PIK)	9.99%	10/31/2027		$2,093	2,082	1,716
Psychiatric Medical Care LLC (4)	First Lien Senior Secured Loan	SOFR	0.75%	4.75%	8.43%	7/1/2032		$176	174	174
Psychiatric Medical Care LLC (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	7/1/2032		$—	(21)	(25)
QPE Alpha 4 Pty Ltd (4)(7)	First Lien Senior Secured Loan	BBSY	—	5.00%	9.49%	2/5/2032	AUD	1,612	1,110	1,095
QPE Alpha 4 Pty Ltd (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	2/5/2032	AUD	—	(3)	(3)
Red Nucleus (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	0.75%	5.25%	8.66%	10/17/2031		$1,177	1,158	1,157
Red Nucleus (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	0.75%	5.25%	9.06%	10/17/2031		$1,014	989	1,001

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)	Cost	Market Value	% of Net Assets
Non-Controlled/Non-Affiliate Investments
Healthcare & Pharmaceuticals
RedMed Operations (Collage Rehabilitation) (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.64%	2/28/2031	$358	356	358
RedMed Operations (Collage Rehabilitation) (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	2/28/2031	$—	(5)	—
RedMed Operations (Collage Rehabilitation) (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.00%	8.63%	2/28/2031	$210	202	210
Sunmed Group Holdings, LLC (4)(12)	First Lien Senior Secured Loan	SOFR	0.75%	5.60%	9.26%	6/16/2028	$8,386	8,337	8,386
Sunmed Group Holdings, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	6/16/2027	$—	2	—
USME Holdco LLC (4)	Subordinated Debt	—	—	17.00% PIK	17.00%	5/26/2031	$5,939	5,895	5,835
Vatica Health, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	10/29/2032	$—	(9)	(9)
WSHP Cottonwood Buyer, LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.73%	12/20/2032	$5,836	5,810	5,807
WSHP Cottonwood Buyer, LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	12/20/2032	$—	(7)	(20)
WSHP Cottonwood Buyer, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	12/20/2032	$—	(14)	(15)
Healthcare & Pharmaceuticals Total								$196,704	$190,996	17.7%

High Tech Industries
Access (4)(7)	First Lien Senior Secured Loan	SONIA	—	5.25%	8.98%	6/28/2029	£80	99	106
Applitools (4)(7)	First Lien Senior Secured Loan	SOFR	0.75%	6.25% PIK	9.98%	5/25/2029	$31,917	31,692	26,650
Applitools (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	0.75%	5.75%	9.43%	5/25/2028	$1,029	1,018	463
Applitools (4)(6)(7)(11)	Equity Interest	—	—	—	—	—	8,297	4,762	166
Applitools (4)(6)(7)(11)	Equity Interest	—	—	—	—	—	20	11	—
Appriss (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	3/10/2031	$—	(11)	—
Appriss (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.00%	8.74%	3/10/2031	$594	573	594
Appriss Holdings, Inc. (4)	First Lien Senior Secured Loan	SOFR	1.00%	4.85%	8.49%	5/6/2027	$5,503	5,484	5,503
Appriss Holdings, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	5/6/2028	$—	(4)	—
Appriss Holdings, Inc. (4)(6)(11)	Equity Interest	—	—	—	—	—	2,136	1,606	1,823
AQ Software Corporation (4)(11)	Preferred Equity	SOFR	—	10.00% PIK	13.85%	—	3	3,442	2,958
AQ Software Corporation (4)(11)	Preferred Equity	SOFR	—	10.00% PIK	13.85%	—	2	2,385	2,065
AQ Software Corporation (4)(11)	Preferred Equity	SOFR	—	10.00% PIK	13.85%	—	2	2,066	1,775
AQ Software Corporation (4)(11)	Preferred Equity	SOFR	—	10.00% PIK	13.85%	—	1	909	782
Chartbeat (4)	Subordinated Debt	—	—	16.00% PIK	16.00%	10/4/2030	$7,366	7,291	7,145
Chartbeat (4)	Subordinated Debt	—	—	16.00% PIK	16.00%	10/4/2030	$6,566	6,490	6,369
Chartbeat (4)(6)(11)	Warrants	—	—	—	—	—	1	—	—
Cloud Technology Solutions (CTS) (4)(7)	First Lien Senior Secured Loan - Delayed Draw	SONIA	1.00%	2.68% (5.57% PIK)	11.98%	10/17/2031	£2,247	2,879	2,952
Cloud Technology Solutions (CTS) (4)(6)(7)(11)	Preferred Equity	—	—	—	—	—	4,835	5,937	6,593
Eagle Rock Capital Corporation (4)(6)(11)	Preferred Equity	—	—	—	—	—	2,429	2,429	6,509
Eleven Software (4)	First Lien Senior Secured Loan	SOFR	—	8.25%	11.98%	5/14/2029	$7,439	7,401	7,439
Eleven Software (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	5/14/2029	$—	(1)	—
Eleven Software (4)(6)(11)	Preferred Equity	—	—	—	—	—	896	896	1,382
Eleven Software (4)(6)(11)	Preferred Equity	—	—	—	—	—	109	109	183
G-3 Frax Acquisition LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	6.00%	9.66%	1/30/2032	$919	912	903
G-3 Frax Acquisition LLC (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	6.00%	9.63%	1/30/2032	$13	12	11
Harbor IT, LLC (4)	First Lien Senior Secured Loan	SOFR	1.25%	5.00%	8.64%	3/13/2031	$535	532	530
Harbor IT, LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	3/13/2031	$—	(1)	(5)
Harbor IT, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.25%	5.00%	8.64%	3/13/2031	$32	32	31
HG Insights, Inc. (4)	First Lien Senior Secured Loan	SOFR	1.00%	7.50%	11.15%	6/16/2031	$10,604	10,419	10,445
HG Insights, Inc. (4)(6)(11)	Equity Interest	—	—	—	—	—	505	777	788
LogRhythm, Inc. (4)	First Lien Senior Secured Loan	SOFR	1.00%	7.50%	11.16%	7/2/2029	$4,011	3,916	3,650
LogRhythm, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	7/2/2029	$—	(8)	(75)
NearMap (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	4.75%	8.41%	12/10/2029	$19,217	19,182	19,217

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)	Cost	Market Value	% of Net Assets
Non-Controlled/Non-Affiliate Investments
High Tech Industries
NearMap (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	12/9/2028	$—	(11)	—
NearMap (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	12/9/2028	$—	(13)	—
NearMap (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	12/9/2028	$—	(30)	—
New Gen Holding (4)(7)	First Lien Senior Secured Loan	EURIBOR	—	3.00% (4.25% PIK)	9.49%	5/28/2031	€3,072	3,448	3,487
PayRange (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	10/31/2030	$—	(30)	—
PayRange (4)(6)(11)	Equity Interest	—	—	—	—	—	4,527	4,527	6,067
PlentyMarkets (4)(7)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	—	2.80% (3.70% PIK)	8.71%	4/2/2032	€1,595	1,852	1,769
Pricelabs Revenue Inc. (4)	First Lien Senior Secured Loan	SOFR	—	4.75%	8.48%	3/17/2033	$55	55	54
Pricelabs Revenue Inc. (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	3/17/2033	$—	(3)	(6)
Pricelabs Revenue Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	3/17/2033	$—	(3)	(3)
RetailNext (4)	First Lien Senior Secured Loan	SOFR	1.00%	7.00%	10.65%	12/5/2030	$17,007	16,874	16,837
RetailNext (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	7.00%	10.74%	12/5/2030	$2,949	2,926	2,918
Revalize, Inc. (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	4.75% (1.75% PIK)	10.38%	4/15/2027	$5,308	5,299	4,910
Revalize, Inc. (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	4.90% (1.75% PIK)	10.38%	4/16/2029	$1,991	1,988	1,842
Revalize, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.90% (0.50% PIK)	10.13%	4/15/2027	$573	571	472
SensorTower (4)(12)	First Lien Senior Secured Loan	SOFR	2.00%	7.50%	11.17%	3/15/2029	$2,741	2,716	2,741
SensorTower (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	3/15/2029	$—	(9)	—
SensorTower (4)(6)(11)	Equity Interest	—	—	—	—	—	156	2,400	14,861
Superna Inc. (4)(7)	First Lien Senior Secured Loan	SOFR	1.00%	6.50%	10.16%	3/6/2028	$19,619	19,601	19,619
Superna Inc. (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	3/6/2028	$—	(7)	—
Superna Inc. (4)(5)(7)	First Lien Senior Secured Loan - Revolver	—	—	—	—	3/6/2028	$—	(7)	—
Superna Inc. (4)(6)(7)(11)	Equity Interest	—	—	—	—	—	1,463	1,463	3,859
Utimaco (4)(7)	First Lien Senior Secured Loan	SOFR	0.75%	5.93%	9.54%	5/14/2029	$192	191	192
Utimaco (4)(7)	First Lien Senior Secured Loan	SOFR	0.75%	5.93%	9.54%	5/14/2029	$94	93	94
Utimaco (4)(7)	First Lien Senior Secured Loan	EURIBOR	0.75%	5.75%	8.20%	5/14/2029	€67	72	77
Utimaco (4)(6)(7)(11)	Equity Interest	—	—	—	—	—	2	2,158	2,742
Utimaco (4)(6)(7)(11)	Preferred Equity	—	—	—	—	—	2	2,158	2,742
Ventiv Holdco, Inc. (4)(6)(11)	Equity Interest	—	—	—	—	—	529	2,833	909
Wasabi Technologies LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	6.50%	10.18%	4/8/2031	$9,455	9,273	9,266
Wasabi Technologies LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	4/8/2031	$—	(41)	(43)
Wasabi Technologies LLC (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	4/8/2031	$—	(12)	(12)
High Tech Industries Total								$203,568	$212,346	19.7%

Hotel, Gaming & Leisure
Awayday (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	8.98%	5/6/2032	$8,611	8,536	8,611
Awayday (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	5/6/2032	$—	(10)	—
City BBQ (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	5.35%	8.99%	9/4/2030	$9,208	9,151	9,116
City BBQ (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.35%	8.99%	9/4/2030	$3,781	3,781	3,649

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)		Cost	Market Value	% of Net Assets
Non-Controlled/Non-Affiliate Investments
Hotel, Gaming & Leisure
City BBQ (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	9/4/2030		$—	(29)	(47)
City BBQ (4)(6)(11)	Preferred Equity	—	—	—	—	—		5	1,271	1,522
Le Berger SA (4)(7)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	1.00%	3.75%	6.04%	2/21/2028		€500	522	572
Pyramid Global Hospitality (4)(12)	First Lien Senior Secured Loan	SOFR	1.25%	5.25%	8.92%	1/19/2028		$9,453	9,355	9,453
Pyramid Global Hospitality (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	1/19/2028		$—	(14)	—
Hotel, Gaming & Leisure Total									$32,563	$32,876	3.0%

Media: Advertising, Printing & Publishing
Facts Global Energy (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.50%	9.18%	12/20/2031		$1,577	1,540	1,340
Facts Global Energy (4)(7)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.50%	9.20%	12/20/2031		$50	50	49
Facts Global Energy (4)(7)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.50%	9.20%	12/20/2031		$50	50	49
OGH Bidco Limited (4)(7)	First Lien Senior Secured Loan	SONIA	—	6.50%	10.23%	6/29/2029		£139	165	172
OGH Bidco Limited (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	SONIA	—	6.25%	9.98%	6/29/2029		£2,217	2,637	2,370
TGI Sport Bidco Pty Ltd (4)(7)	First Lien Senior Secured Loan	BBSY	—	5.75%	10.11%	4/28/2028	AUD	99	76	68
TGI Sport Bidco Pty Ltd (4)(7)	First Lien Senior Secured Loan - Delayed Draw	SOFR	0.50%	5.86%	9.51%	4/28/2028	AUD	106	73	73
TGI Sport Bidco Pty Ltd (4)(7)	First Lien Senior Secured Loan - Delayed Draw	SONIA	0.50%	5.78%	9.51%	4/28/2028		£70	89	92
Media: Advertising, Printing & Publishing Total									$4,680	$4,213	0.4%

Media: Broadcasting & Subscription
Lightning Finco Limited (4)(7)	First Lien Senior Secured Loan	SOFR	0.75%	6.61%	10.22%	8/31/2028		$1,443	1,443	1,436
Lightning Finco Limited (4)(7)	First Lien Senior Secured Loan	EURIBOR	0.75%	5.75%	8.35%	8/31/2028		€1,300	1,438	1,480
Media: Broadcasting & Subscription Total									$2,881	$2,916	0.3%

Media: Diversified & Production
Efficient Collaborative Retail Marketing Company, LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	8.76% PIK	12.46%	9/30/2026		$18,301	15,326	15,739
Efficient Collaborative Retail Marketing Company, LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	8.26% PIK	11.99%	9/30/2026		$11,916	10,101	10,248
Efficient Collaborative Retail Marketing Company, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	6.61% PIK	10.23%	9/30/2026		$1,252	1,244	1,252
Owl Acquisition, LLC (4)	First Lien Senior Secured Loan	SOFR	0.75%	4.75%	8.43%	4/17/2032		$639	637	610
Owl Acquisition, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	0.75%	4.75%	8.48%	4/17/2032		$456	448	349
Owl Acquisition, LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	0.75%	4.75%	8.43%	4/17/2032		$199	197	150
Media: Diversified & Production Total									$27,953	$28,348	2.6%

Metals & Mining
BCC High Divide 1, LLC (High Divide) (4)(6)(11)	Equity Interest	—	—	—	—	—		51	—	—
Elevation NewCo Intermediate, LLC (4)(6)(11)	Equity Interest	—	—	—	—	—		112	—	48
Elevation NewCo, LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.75%	9.48%	8/1/2031		$981	981	981
Elevation NewCo, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.75%	9.48%	8/1/2031		$269	265	269
Lindstrom, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	12/30/2032		$—	(19)	(7)
Metals & Mining Total									$1,227	$1,291	0.1%

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)		Cost	Market Value	% of Net Assets
Non-Controlled/Non-Affiliate Investments
Retail
Galeria (4)(7)(11)	Preferred Equity	—	—	17.00% PIK	17.00%	—		1,167	1,378	1,334
Galeria (4)(7)(11)	Preferred Equity	—	—	17.00% PIK	17.00%	—		621	681	709
Galeria (4)(6)(7)(11)	Equity Interest	—	—	—	—	—		101	22	—
New Look Vision Group (4)(7)	First Lien Senior Secured Loan - Delayed Draw	SOFR	—	5.25%	8.98%	5/26/2028		$385	385	385
New Look Vision Group (4)(7)	First Lien Senior Secured Loan - Delayed Draw	CORRA	1.00%	5.25%	7.54%	5/26/2028	CAD	53	43	38
New Look Vision Group (4)(7)	First Lien Senior Secured Loan - Delayed Draw	CORRA	1.00%	5.25%	7.54%	5/26/2028	CAD	28	26	20
New Look Vision Group (4)(5)(7)	First Lien Senior Secured Loan - Revolver	CORRA	—	5.25%	7.54%	5/26/2028	CAD	613	420	432
Thrasio, LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	10.26%	14.01%	6/18/2029		$1,230	1,074	1,230
Thrasio, LLC (4)(6)(11)	Equity Interest	—	—	—	—	—		70	6,997	—
Thrasio, LLC (4)(6)(11)	Equity Interest	—	—	—	—	—		8	777	—
Retail Total									$11,803	$4,148	0.4%

Services: Business
ACAMS (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.73%	12/30/2031		$5,178	5,131	5,152
ACAMS (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.00%	8.64%	12/30/2031		$226	211	218
ACAMS (4)(6)(11)	Equity Interest	—	—	—	—	—		3,337	3,337	3,668
Advanced Aircrew (4)	First Lien Senior Secured Loan	SOFR	1.00%	6.50%	10.14%	7/26/2030		$5,018	4,981	5,018
Advanced Aircrew (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	6.50%	10.14%	7/26/2030		$46	46	46
Advanced Aircrew (4)(6)(11)	Preferred Equity	—	—	—	—	—		592	592	551
Allbridge (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.23%	6/5/2030		$8,909	8,862	8,909
Allbridge (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	6/5/2030		$—	(19)	—
Alogent Holdings, Inc. (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	6.50%	10.17%	1/21/2032		$1,508	1,494	1,478
Alogent Holdings, Inc. (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	1/21/2032		$—	—	(112)
Alogent Holdings, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	1/21/2032		$—	(15)	(32)
AMI (4)(12)	First Lien Senior Secured Loan	SOFR	0.75%	5.00%	8.70%	10/17/2031		$9,158	9,106	9,158
AMI (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	10/17/2031		$—	(34)	—
Beneficium (4)(7)	First Lien Senior Secured Loan	SONIA	1.00%	5.50%	9.23%	6/28/2031		£7,497	9,406	9,752
Beneficium (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	6/28/2031		£—	—	(191)
BLI Buyer, Inc. (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.66%	10/31/2031		$1,126	1,121	1,120
BLI Buyer, Inc. (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	10/31/2031		$—	—	(16)
BLI Buyer, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.00%	8.65%	10/31/2031		$482	472	471
Brook Bidco (4)(7)	First Lien Senior Secured Loan	SOFR	—	2.06% (6.20% PIK)	11.93%	7/7/2028		$2,537	2,299	2,308
Brook Bidco (4)(7)	First Lien Senior Secured Loan	SONIA	—	1.80% (5.48% PIK)	11.01%	7/10/2028		£960	1,294	1,159
Brook Bidco (4)(7)	First Lien Senior Secured Loan	SOFR	0.75%	1.98% (6.13% PIK)	11.77%	7/10/2028		£386	510	464
Brook Bidco (4)(7)	First Lien Senior Secured Loan	SOFR	0.75%	1.98% (6.12% PIK)	11.76%	7/10/2028		£138	191	166
Brook Bidco (4)(6)(7)(11)	Preferred Equity	—	—	—	—	—		11,656	9,941	5,415
Cube (4)(7)	First Lien Senior Secured Loan - Delayed Draw	SOFR	—	3.00% (4.13% PIK)	10.88%	5/21/2031		$295	293	295
Cube (4)(7)	First Lien Senior Secured Loan - Delayed Draw	SOFR	—	3.00% (4.12% PIK)	10.86%	5/21/2031		$106	109	106
Cube (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	—	3.00% (4.12% PIK)	10.85%	5/21/2031		$56	56	56

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)	Cost	Market Value	% of Net Assets
Non-Controlled/Non-Affiliate Investments
Services: Business
Cube (4)(7)	First Lien Senior Secured Loan - Delayed Draw	SONIA	—	10.00% PIK	13.73%	5/22/2032	£2,334	3,190	3,098
Darcy Partners (4)	First Lien Senior Secured Loan	SOFR	—	7.75%	11.46%	6/1/2028	$1,473	1,467	1,469
Darcy Partners (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	7.65%	11.30%	6/1/2028	$70	70	69
Darcy Partners (4)(6)(11)	Equity Interest	—	—	—	—	—	359	360	356
Datix Bidco Limited (4)	First Lien Senior Secured Loan	SOFR	0.50%	5.00%	8.73%	4/30/2031	$5,126	5,051	5,126
Datix Bidco Limited (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	4/30/2031	$—	(20)	—
Datix Bidco Limited (4)(5)(7)	First Lien Senior Secured Loan - Revolver	—	—	—	—	10/30/2030	$—	(28)	—
Discovery Senior Living (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.00%	8.64%	3/18/2030	$5,647	5,620	5,611
Discovery Senior Living (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	3/18/2030	$—	(18)	(12)
DTIQ (4)(12)	First Lien Senior Secured Loan	SOFR	3.50%	7.50%	11.14%	9/30/2029	$33,186	32,774	32,522
DTIQ (4)	First Lien Senior Secured Loan - Revolver	SOFR	3.50%	7.50%	11.14%	9/30/2029	$4,032	4,032	3,951
DTIQ (4)(6)(11)	Equity Interest	—	—	—	—	—	3,995	—	—
DTIQ (4)(6)(11)	Equity Interest	—	—	—	—	—	1,985	681	1,645
E-Tech Group (4)(5)	First Lien Senior Secured Loan - Revolver	P	2.00%	4.50%	11.25%	4/9/2030	$208	199	201
Easy Ice (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	5.40%	9.06%	10/30/2030	$7,880	7,792	7,880
Easy Ice (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.40%	9.13%	10/30/2030	$5,502	5,445	5,502
Easy Ice (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.40%	9.06%	10/30/2030	$1,068	1,012	1,068
Electronic Merchant Systems (4)(12)	First Lien Senior Secured Loan	SOFR	0.75%	4.50%	8.15%	8/1/2030	$4,071	4,020	4,071
Electronic Merchant Systems (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	8/1/2030	$—	—	—
Electronic Merchant Systems (4)(6)(11)	Equity Interest	—	—	—	—	—	148	1,042	2,287
Elevator Holdco Inc. (4)(6)(11)	Equity Interest	—	—	—	—	—	2	2,448	3,285
Fiduciaire Jean-Marc Faber (FJMF) (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	1.00%	5.50%	7.99%	4/5/2032	€2,092	2,409	2,374
Fiduciaire Jean-Marc Faber (FJMF) (4)(7)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	1.00%	5.50%	7.99%	4/5/2032	€50	55	57
Fiduciaire Jean-Marc Faber (FJMF) (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	4/5/2032	€—	(21)	(28)
HLSG Intermediate, LLC (4)	First Lien Senior Secured Loan	SOFR	0.75%	4.75%	8.37%	2/2/2033	$912	904	903
HLSG Intermediate, LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	0.75%	4.75%	8.37%	2/2/2033	$163	162	161
HLSG Intermediate, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	2/2/2033	$—	(9)	(10)
Hollywood LP (4)(7)(11)	Preferred Equity	—	—	12.50% PIK	12.50%	—	1,986	2,590	2,637
iBanFirst (4)(7)	First Lien Senior Secured Loan	EURIBOR	—	9.75% PIK	11.83%	7/13/2028	€4,627	4,870	5,291
iBanFirst (4)(7)	First Lien Senior Secured Loan	EURIBOR	—	9.75% PIK	11.83%	7/13/2028	€4,408	4,676	5,041
iBanFirst (4)(7)	First Lien Senior Secured Loan	EURIBOR	—	9.75% PIK	11.83%	7/13/2028	€128	138	146
iBanFirst (4)(7)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	—	9.75% PIK	12.06%	7/13/2028	€4,239	4,452	4,848
iBanFirst (4)(6)(7)(11)	Preferred Equity	—	—	—	—	—	7,112	8,136	27,559
ImageTrend (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.66%	1/31/2029	$16,950	16,803	16,950
ImageTrend (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.64%	1/31/2029	$2,494	2,475	2,494
ImageTrend (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	1/31/2029	$—	(26)	—
LEP CP Co-Invest, L.P. (4)(6)(7)(11)	Equity Interest	—	—	—	—	—	287	380	372

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)		Cost	Market Value	% of Net Assets
Non-Controlled/Non-Affiliate Investments
Services: Business
masLabor (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.12%	4/5/2032		$1,197	1,191	1,191
masLabor (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	4/5/2032		$—	(1)	(1)
masLabor (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	4/5/2032		$—	(1)	(1)
masLabor (4)(6)(11)	Equity Interest	—	—	—	—	—		173	173	759
Monarch Collective Holdings, LLC (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.73%	3/17/2032		$4,988	4,963	4,938
Monarch Collective Holdings, LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	3/17/2032		$20	4	(13)
Monarch Collective Holdings, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.00%	8.73%	3/17/2032		$133	130	127
Morrow Sodali (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.64%	10/25/2029		$15,002	14,928	15,002
Morrow Sodali (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.48%	9.10%	4/25/2028		$2,559	2,553	2,559
Morrow Sodali (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	10/25/2029		$—	(22)	—
Morrow Sodali (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	10/25/2029		$—	(22)	—
Morrow Sodali (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	10/25/2029		$—	(10)	—
Opus2 (4)(7)	First Lien Senior Secured Loan	SONIA	—	5.00%	8.74%	5/8/2028		£123	169	163
Opus2 (4)(6)(7)(11)	Equity Interest	—	—	—	—	—		2,272	2,526	3,926
ORBCOMM Inc. (4)	First Lien Senior Secured Loan	SOFR	0.75%	5.25%	8.89%	4/27/2032		$778	770	772
ORBCOMM Inc. (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	0.75%	5.25%	8.89%	4/27/2032		$26	25	25
ORBCOMM Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	4/27/2032		$—	(1)	(1)
PRGX (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.19%	12/20/2030		$142	141	138
PRGX (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	12/20/2030		$—	(21)	(123)
Pure Wafer (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.35%	8.99%	11/12/2030		$792	778	792
Pure Wafer (4)(6)(11)	Equity Interest	—	—	—	—	—		1,236	1,236	1,755
Rydoo (4)(7)	First Lien Senior Secured Loan	EURIBOR	1.00%	6.75%	9.25%	9/26/2031		€5,076	5,803	5,805
Rydoo (4)(7)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	1.00%	6.75%	9.25%	9/26/2031		€1,556	1,725	1,779
Rydoo (4)(6)(7)(11)	Equity Interest	—	—	—	—	—		1,529	1,790	1,927
Rydoo (4)(6)(7)(11)	Preferred Equity	—	—	—	—	—		655	767	888
SoftCo (4)(7)	First Lien Senior Secured Loan	EURIBOR	1.00%	6.50%	8.73%	2/22/2031		€2,000	2,150	2,276
SoftCo (4)(6)(7)(11)	Equity Interest	—	—	—	—	—		496	537	491
Spring Finco BV (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	7/15/2029	NOK	—	—	(77)
TES Global (4)(7)	First Lien Senior Secured Loan - Delayed Draw	SONIA	—	5.00%	8.73%	1/27/2029		£12	15	16
Webcentral (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	SOFR	—	6.25%	9.89%	12/18/2030		€213	230	229
Webcentral (4)(7)	First Lien Senior Secured Loan - Delayed Draw	SOFR	—	6.50%	10.11%	12/18/2030		$87	87	87
Webcentral (4)(7)	First Lien Senior Secured Loan - Delayed Draw	SOFR	—	6.50%	10.11%	12/18/2030		€17	18	19
Services: Business Total									$225,146	$247,531	22.9%

Services: Consumer
CorePower Yoga, LLC (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	8.98%	4/30/2031		$7,920	7,886	7,920
CorePower Yoga, LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	4/30/2031		$—	(2)	—
CorePower Yoga, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	4/30/2031		$—	(8)	—

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)	Cost	Market Value	% of Net Assets
Non-Controlled/Non-Affiliate Investments
Services: Consumer
Master ConcessionAir (4)	First Lien Senior Secured Loan	SOFR	3.00%	8.50%	12.23%	6/21/2029	$1,688	1,664	1,621
Master ConcessionAir (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	3.00%	8.50%	12.15%	6/21/2029	$180	179	162
Master ConcessionAir (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	3.00%	8.50%	12.16%	6/21/2029	$217	214	208
MZR Aggregator (4)(6)(11)	Equity Interest	—	—	—	—	—	1	798	0
MZR Aggregator (4)(6)(11)	Preferred Equity	—	—	—	—	—	0	12	0
MZR Buyer, LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	6.90% (0.50% PIK)	11.13%	12/22/2028	$25,555	24,926	21,978
MZR Buyer, LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	6.90% (0.50% PIK)	11.05%	12/22/2028	$457	452	393
MZR Buyer, LLC (4)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	6.90% (0.50% PIK)	11.04%	12/22/2028	$5,242	5,208	4,508
MZR Buyer, LLC (4)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	6.90% (0.50% PIK)	11.05%	12/22/2028	$1,738	1,721	1,495
Spotless Brands (4)(12)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.50%	9.17%	7/25/2028	$11,273	11,237	11,273
Vasa Fitness Buyer, Inc. (4)	First Lien Senior Secured Loan	SOFR	1.00%	6.35%	9.99%	8/15/2030	$66	65	65
Vasa Fitness, LLC (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	6.35%	10.00%	8/14/2030	$1,543	1,536	1,526
Vasa Fitness, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	8/15/2030	$0	(2)	(2)
WhiteWater Express (4)	Subordinated Debt	—	—	14.00% PIK	14.00%	3/31/2031	$9,821	9,760	9,771
Services: Consumer Total								$65,646	$60,918	5.6%

Telecommunications
Meriplex Communications, Ltd. (4)	First Lien Senior Secured Loan	SOFR	0.75%	5.10%	8.74%	7/17/2028	$11,905	11,808	11,697
Meriplex Communications, Ltd. (4)	First Lien Senior Secured Loan	SOFR	0.75%	5.10%	8.74%	7/17/2028	$1,093	1,080	1,074
Meriplex Communications, Ltd. (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	0.75%	5.10%	8.74%	7/17/2028	$7,065	7,027	6,942
Meriplex Communications, Ltd. (4)	First Lien Senior Secured Loan - Revolver	SOFR	0.75%	5.10%	8.74%	7/17/2028	$2,824	2,805	2,775
Substantial Holdco Limited (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	—	—	8.00% (4.00% PIK)	12.00%	4/20/2030	£491	661	652
Taoglas (4)	First Lien Senior Secured Loan	SOFR	1.00%	6.25%	9.98%	2/28/2029	$18,230	18,019	18,230
Taoglas (4)	First Lien Senior Secured Loan	SOFR	1.00%	6.25%	9.98%	2/28/2029	$9,779	9,725	9,778
Taoglas (4)	First Lien Senior Secured Loan	SOFR	1.00%	6.25%	9.98%	2/28/2029	$890	890	890
Taoglas (4)(7)	First Lien Senior Secured Loan	SOFR	1.00%	6.25%	9.98%	2/28/2029	$442	434	442
Taoglas (4)(5)(7)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	6.25%	9.99%	2/28/2029	$1,284	1,284	1,284
Taoglas (4)(6)(11)	Equity Interest	—	—	—	—	—	2,259	2,259	1,973
Taoglas (4)(6)(11)	Equity Interest	—	—	—	—	—	358	323	313
Telecommunications Total								$56,315	$56,050	5.2%

Transportation: Cargo
A&R Logistics, Inc. (4)(8)	First Lien Senior Secured Loan	SOFR	1.00%	2.60% (4.25% PIK)	10.53%	2/3/2028	$13,455	13,440	8,578
A&R Logistics, Inc. (4)(8)	First Lien Senior Secured Loan	SOFR	1.00%	2.65% (4.25% PIK)	10.58%	2/3/2028	$6,068	5,994	3,868
A&R Logistics, Inc. (4)(8)	First Lien Senior Secured Loan	SOFR	1.00%	2.65% (4.25% PIK)	10.58%	2/3/2028	$2,759	2,757	1,759
A&R Logistics, Inc. (4)(8)	First Lien Senior Secured Loan	SOFR	1.00%	2.65% (4.25% PIK)	10.58%	2/3/2028	$2,435	2,432	1,553
A&R Logistics, Inc. (4)(8)	First Lien Senior Secured Loan	SOFR	1.00%	2.65% (4.25% PIK)	10.58%	2/3/2028	$949	946	605

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)	Cost	Market Value	% of Net Assets
Non-Controlled/Non-Affiliate Investments
Transportation: Cargo
A&R Logistics, Inc. (4)(5)(8)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	2.50% (4.25% PIK)	10.40%	2/3/2028	$5,922	5,864	3,621
A&R Logistics, Inc. (4)(8)	First Lien Senior Secured Loan - Revolver	P	2.00%	6.75% PIK	13.50%	2/3/2028	$2,301	2,154	2,301
ARL Holdings, LLC. (4)(6)(11)	Equity Interest	—	—	—	—	—	9	9	9
ARL Holdings, LLC. (4)(6)(11)	Equity Interest	—	—	—	—	—	—	445	—
Grammer Investment Holdings LLC (4)(6)(11)	Equity Interest	—	—	—	—	—	1,011	1,019	—
Grammer Investment Holdings LLC (4)(6)(11)	Warrants	—	—	—	—	—	122	—	—
Grammer Investment Holdings LLC (4)(6)(11)	Preferred Equity	—	—	—	—	—	12	1,095	—
Gulf Winds International (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	6.00% (1.00% PIK)	10.64%	12/16/2028	$11,982	11,806	11,112
Gulf Winds International (4)	First Lien Senior Secured Loan	SOFR	1.00%	6.00% (1.00% PIK)	10.64%	12/16/2028	$1,072	1,066	1,016
Gulf Winds International (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	7.00%	10.64%	12/16/2028	$4,779	4,679	4,367
ICAT Logistics, Inc. (4)	First Lien Senior Secured Loan	SOFR	1.00%	6.25%	9.89%	3/1/2029	$181	179	180
ICAT Logistics, Inc. (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	6.25%	9.89%	3/1/2029	$3,006	2,971	2,951
ICAT Logistics, Inc. (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	3/1/2029	$—	(65)	(90)
ICAT Logistics, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	3/1/2029	$—	(11)	(8)
REP Coinvest III-A Omni, L.P. (4)(6)(11)	Equity Interest	—	—	—	—	—	1,377	1,377	333
RoadOne (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	6.75%	10.41%	12/29/2028	$11,821	11,643	11,703
RoadOne (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	6.75%	10.41%	12/29/2028	$925	916	916
RoadOne (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	6.75%	10.46%	12/29/2028	$3,922	3,867	3,878
Transportation: Cargo Total								$74,583	$58,652	5.5%

Transportation: Consumer
PrimeFlight Acquisition LLC (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.16%	5/1/2029	$11,883	11,757	11,883
PrimeFlight Acquisition LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	8.92%	5/1/2029	$9,287	9,214	9,286
PrimeFlight Acquisition LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	4.75%	8.41%	5/1/2029	$5,782	5,734	5,782
PrimeFlight Acquisition LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	8.98%	5/1/2029	$3,994	3,956	3,994
PrimeFlight Acquisition LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.23%	5/1/2029	$822	822	822
Transportation: Consumer Total								$31,483	$31,767	2.9%

Utilities: Electric
KAMC Holdings, Inc. (4)(12)	First Lien Senior Secured Loan	SOFR	0.75%	5.25%	8.91%	8/1/2031	$7,817	7,741	7,681
KAMC Holdings, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	0.75%	5.25%	8.92%	8/1/2031	$263	254	246
Utilities: Electric Total								$7,995	$7,927	0.7%

Utilities: Water
Vessco Water (4)(5)	First Lien Senior Secured Loan - Revolver	P	1.75%	3.50%	10.25%	7/24/2031	$—	(8)	—
Utilities: Water Total								$(8)	$-	0.0%

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)		Cost	Market Value	% of Net Assets
Non-Controlled/Non-Affiliate Investments
Wholesale
Chex Finer Foods, LLC (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	5.75%	9.40%	6/6/2031		$8,900	8,852	8,900
Chex Finer Foods, LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.75%	9.48%	6/6/2031		$5,552	5,540	5,552
Chex Finer Foods, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	6/6/2031		$—	(15)	—
Fifty AU Bidco Pty Ltd (4)	First Lien Senior Secured Loan	BBSY	—	5.00%	9.51%	8/1/2031	AUD	2,384	1,536	1,651
Fifty U.S. Bidco Inc (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.73%	8/1/2031		$696	693	696
Fifty U.S. Bidco Inc (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.00%	8.64%	8/1/2031		$187	184	187
Fifty U.S. Bidco Inc (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.00%	8.73%	8/1/2031		$1,906	1,896	1,927
Hultec (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.17%	3/31/2029		$597	594	597
Hultec (4)(6)(11)	Equity Interest	—	—	—	—	—		1	651	974
SureWerx (4)	First Lien Senior Secured Loan	SOFR	0.75%	5.25%	8.98%	12/28/2029		$1,464	1,459	1,464
SureWerx (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	12/28/2029		$—	(3)	—
SureWerx (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	0.75%	5.25%	8.89%	12/28/2028		$69	58	58
SureWerx (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	12/28/2028	CAD	—	—	—
WSP (4)(8)	First Lien Senior Secured Loan	SOFR	1.00%	1.15% (4.00% PIK)	8.81%	4/27/2028		$3,371	2,924	801
WSP (4)(8)	First Lien Senior Secured Loan	—	—	8.00% PIK	8.00%	4/27/2028		$2,303	1,995	—
WSP (4)(5)(8)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	1.15% (4.00% PIK)	8.80%	4/27/2028		$249	243	44
WSP (4)(5)(8)	First Lien Senior Secured Loan - Revolver	—	1.00%	12.00% PIK	12.00%	4/27/2028		$69	—	69
WSP (4)(6)(11)	Equity Interest	—	—	—	—	—		2,898	2,898	—
WSP (4)(6)(11)	Preferred Equity	—	—	—	—	—		—	216	—
WSP (4)(6)(11)	Equity Interest	—	—	—	—	—		—	12	—
Wholesale Total									$29,733	$22,920	2.2%

Non-Controlled/Non-Affiliate Investments Total									$1,796,413	$1,789,082	165.7%

Non-Controlled/Affiliate Investments (9)
Aerospace & Defense
Ansett Aviation Training (4)(6)(7)(11)	Equity Interest	—	—	—	—	—		5,122	3,842	19,105
Aerospace & Defense Total									$3,842	$19,105	1.9%

Beverage, Food & Tobacco
ADT Pizza, LLC (4)(6)(11)	Equity Interest	—	—	—	—	—		6,720	3,372	—
PPX (4)(6)(11)	Preferred Equity	—	—	—	—	—		533	533	746
PPX (4)(6)(11)	Preferred Equity	—	—	—	—	—		33	5,000	2,825
PPX (4)(6)(11)	Preferred Equity	—	—	—	—	—		33	—	—
Beverage, Food & Tobacco Total									$8,905	$3,571	0.3%

Consumer Goods: Durable
Walker Edison (4)(8)	First Lien Senior Secured Loan - Delayed Draw	—	—	10.00%	10.00%	9/30/2026		$522	522	522
Consumer Goods: Durable Total									$522	$522	0.0%

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)	Cost	Market Value	% of Net Assets
Non-Controlled/Affiliate Investments
Wholesale
Abracon Borrower, LLC. (4)	First Lien Senior Secured Loan	SOFR	2.00%	5.65%	9.38%	6/10/2030	$5,923	5,923	5,923
Abracon Borrower, LLC. (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	2.00%	5.65%	9.38%	6/10/2030	$44	44	44
Abracon TopCo, LLC (4)(6)(11)	Equity Interest	—	—	—	—	—	3	1,892	2,596
Wholesale Total								$7,859	$8,563	0.7%

Non-Controlled/Affiliate Investments Total								$21,128	$31,761	2.9%

Controlled Affiliate Investments (10)
Aerospace & Defense
BCC Jetstream Holdings Aviation (Off I), LLC (6)(7)(11)	Equity Interest	—	—	—	—	—	11,863	11,863	8,116
BCC Jetstream Holdings Aviation (On II), LLC (6)	First Lien Senior Secured Loan	—	—	—	—	—	$8,013	8,013	4,933
BCC Jetstream Holdings Aviation (On II), LLC (6)(11)	Equity Interest	—	—	—	—	—	1,116	1,116	—
Aerospace & Defense Total								$20,992	$13,049	1.2%

FIRE: Finance
Legacy Corporate Lending HoldCo, LLC (4)(11)	Preferred Equity	—	—	—	—	—	79	72,450	84,004
Legacy Corporate Lending HoldCo, LLC (4)(6)(11)	Equity Interest	—	—	—	—	—	1	—	4,133
Legacy Corporate Lending HoldCo, LLC (4)(6)(11)	Equity Interest	—	—	—	—	—	1	900	1,391
FIRE: Finance Total								$73,350	$89,528	8.3%

Investment Vehicles
Bain Capital Senior Loan Program, LLC (4)(7)	Subordinated Note Investment Vehicles	—	—	10.00%	10.00%	12/27/2033	$178,980	178,980	163,805
Bain Capital Senior Loan Program, LLC (7)(11)	Preferred Equity Interest Investment Vehicles	—	—	—	—	—	10	10	1,836
Bain Capital Senior Loan Program, LLC (7)(11)	Equity Interest Investment Vehicles	—	—	—	—	—	10	5,594	—
International Senior Loan Program, LLC (4)(7)(13)	Subordinated Note Investment Vehicles	SOFR	—	8.00%	11.70%	2/22/2028	$190,729	190,729	190,729
International Senior Loan Program, LLC (6)(7)(11)	Equity Interest Investment Vehicles	—	—	—	—	—	63,587	60,615	30,734
Investment Vehicles Total								$435,928	$387,104	35.8%

Services: Business
Parcel2Go (4)(7)	First Lien Senior Secured Loan	SONIA	—	7.00% PIK	10.75%	11/26/2031	£50	63	57
Parcel2Go (4)(6)(7)(11)	Preferred Equity	—	—	—	—	—	14,221	—	—
Parcel2Go (4)(6)(7)(11)	Equity Interest	—	—	—	—	—	—	—	—
Services: Business Total								$63	$57	0.0%

Transportation: Cargo
Lightning Holdings B, LLC (4)(6)(7)(11)	Equity Interest	—	—	—	—	—	27,059	27,371	52,995
Transportation: Cargo Total								$27,371	$52,995	4.9%

Controlled Affiliate Investments Total								$557,704	$542,733	50.2%
Investments Total								$2,375,245	$2,363,576	218.8%

Cash Equivalents
Goldman Sachs Financial Square Government Fund Institutional Share Class	Cash Equivalents	—	—	—	3.54%	—	$39,546	39,546	39,546
Goldman Sachs US Treasury Liquid Reserves Fund	Cash Equivalents	—	—	—	3.54%	—	$12,531	12,531	12,531
Cash Equivalents Total								$52,077	$52,077	4.8%
Investments and Cash Equivalents Total								$2,427,322	$2,415,653	223.6%

Interest Rate Swap

Description	Hedged Items	Company Receives	Company Pays	Counterparty	Settlement Date	Notional Amount	Upfront Payments/Receipts	Unrealized Appreciation
Interest Rate Swap	March 2030 Notes	5.95%	SOFR + 1.90%	Wells Fargo	3/15/2030	$350,000	$-	$890
Interest Rate Swap	March 2031 Notes	5.95%	SOFR + 2.28%	BNP Paribas	3/3/2031	$350,000	$-	$(4,621)

Forward Foreign Currency Exchange Contracts

Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation / (Depreciation)
US DOLLARS 2,451	AUSTRALIAN DOLLARS 3,739	Bank of New York	7/16/2026	$(138)
US DOLLARS 4,375	EURO 3,680	Wells Fargo	7/16/2026	165
US DOLLARS 8,665	POUND STERLING 6,450	Wells Fargo	7/16/2026	105
US DOLLARS 3,206	AUSTRALIAN DOLLARS 4,900	US Bank	7/31/2026	(186)
US DOLLARS 11,061	EURO 9,445	BNP Paribas	7/31/2026	249
US DOLLARS 5,343	POUND STERLING 4,007	BNP Paribas	7/31/2026	25
US DOLLARS 5,895	EURO 4,980	Wells Fargo	8/13/2026	191
US DOLLARS 3,248	AUSTRALIAN DOLLARS 5,195	Bank of New York	8/20/2026	(347)
US DOLLARS 999	EURO 0	Bank of New York	8/20/2026	(999)
US DOLLARS 5,570	EURO 4,860	Wells Fargo	8/20/2026	2
US DOLLARS 952	CANADIAN DOLLAR 1,310	Bank of New York	8/20/2026	27
US DOLLARS 7,111	POUND STERLING 5,620	Bank of New York	8/27/2026	(347)
US DOLLARS 5,359	AUSTRALIAN DOLLARS 8,060	Bank of New York	9/16/2026	(217)
US DOLLARS 7,171	POUND STERLING 5,316	US Bank	9/24/2026	116
US DOLLARS 3,170	EURO 2,700	US Bank	10/2/2026	71
US DOLLARS 16,837	EURO 14,100	Bank of New York	10/2/2026	654
US DOLLARS 3,473	POUND STERLING 2,590	US Bank	10/2/2026	36
US DOLLARS 5,503	POUND STERLING 4,100	Bank of New York	10/22/2026	62
US DOLLARS 1,083	POUND STERLING 800	Wells Fargo	10/26/2026	21
US DOLLARS 489	POUND STERLING 370	Bank of New York	11/10/2026	(2)
US DOLLARS 7,259	POUND STERLING 5,480	US Bank	11/10/2026	(15)
US DOLLARS 1,648	EURO 1,400	Wells Fargo	11/20/2026	38
US DOLLARS 4,355	POUND STERLING 3,350	Bank of New York	11/25/2026	(91)
US DOLLARS 983	EURO 830	US Bank	12/7/2026	28
US DOLLARS 2,620	EURO 2,230	US Bank	1/7/2027	49
US DOLLARS 996	EURO 840	Wells Fargo	1/7/2027	27
US DOLLARS 786	AUSTRALIAN DOLLARS 1,093	US Bank	1/22/2027	32
US DOLLARS 209	AUSTRALIAN DOLLARS 300	Citibank	1/22/2027	2
US DOLLARS 6,664	AUSTRALIAN DOLLARS 9,900	Wells Fargo	1/22/2027	(171)
US DOLLARS 4,166	EURO 3,510	Bank of New York	1/22/2027	118
US DOLLARS 956	EURO 820	US Bank	1/22/2027	10
US DOLLARS 3,227	POUND STERLING 2,410	US Bank	4/12/2027	27
US DOLLARS 17,232	POUND STERLING 12,700	US Bank	5/7/2027	370
US DOLLARS 873	EURO 740	Bank of New York	5/27/2027	14
US DOLLARS 13,897	POUND STERLING 10,420	Bank of New York	5/27/2027	62
US DOLLARS 2,401	POUND STERLING 1,800	US Bank	5/27/2027	11
US DOLLARS 521	NEW ZEALAND DOLLAR 890	Bank of New York	6/2/2027	10
US DOLLARS 8,110	EURO 6,880	Bank of New York	6/3/2027	128
US DOLLARS 10,101	EURO 8,610	BNP Paribas	10/28/2027	47
US DOLLARS 4,399	EURO 3,800	Bank of New York	10/28/2027	(39)
US DOLLARS 21,034	EURO 17,540	US Bank	10/28/2027	554
				$699

(1)
All assets, except for investment vehicles and assets pledged as collateral for the 2019-1 issuer, are pledged as collateral under the Sumitomo Credit Facility. Please see Item 1. Consolidated Financial Statements - Notes to Consolidated Financial Statements - Note 6. Debt for additional details.
(2)
The investments bear interest at a rate that may be determined by reference to the Euro Interbank Offered Rate (“EURIBOR” or “E”), the Bank Bill Benchmark Rate (“BKBM”), the Canadian Overnight Repo Rate Average (“CORRA”), the Bank Bill Swap Bid Rate (“BBSY”), the Prime Rate (“Prime” or “P”), the Sterling Overnight Index Average (“SONIA”) or Secured Overnight Financing Rate (“SOFR”) which resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect for the largest contract as of June 30, 2026. Certain investments are subject to an interest rate floor. Rates on equity instruments represent contractual dividend rates on certain preferred equity positions. Certain investments or a portion thereof may include Payment-in-Kind interest (“PIK”).
(3)
The principal amount (par amount) for all debt securities is denominated in U.S. dollars, unless otherwise noted. £ represents Pound Sterling, € represents Euro, NOK represents Norwegian Krone, AUD represents Australian Dollar, CAD represents Canadian Dollar and NZ$ represents New Zealand Dollar.
(4)
Security valued using unobservable inputs (Level 3).
(5)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on a loan. The negative fair value, if applicable, is the result of the capitalized discount on a loan. Please see Item 1. Consolidated Financial Statements - Notes to Consolidated Financial Statements - Note 10. Commitments and Contingencies for additional details.
(6)
Non-income producing.
(7)
The investment or a portion of this investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2026, non-qualifying assets totaled 26.75% of the Company’s total assets.
(8)
Loan was on non-accrual status as of June 30, 2026.
(9)
As defined in the 1940 Act, the portfolio company is deemed to be an “affiliated person” of the Company as the Company owns 5% or more of the portfolio company’s outstanding voting securities.
(10)
As defined in the 1940 Act, the Company is deemed to “control” this portfolio company as the Company either owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company.
(11)
Security exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2026, the aggregate fair value of these securities is $392,722 or 36.35% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
Abracon TopCo, LLC	6/8/2026
ACAMS	3/10/2022
ADT Pizza, LLC	10/29/2018
Advanced Aircrew	7/26/2024
AGS American Services Investments, L.P.	7/24/2025
Ansett Aviation Training	3/24/2022
Apollo Intelligence	6/1/2022
Applitools	7/18/2025
Appriss Holdings, Inc.	5/3/2021
AQ Software Corporation	12/10/2021
AQ Software Corporation	4/14/2022
AQ Software Corporation	12/29/2022
ARL Holdings, LLC.	5/3/2019
Athena Parent Holdings, L.P.	1/28/2026
AXH Air Coolers	10/31/2023
Bain Capital Senior Loan Program, LLC	12/27/2021
BCC CPK investments 1, LLC	12/8/2025
BCC ESI Investments 1, LLC	5/8/2026
BCC HGS Investments 1, LLC	10/21/2025
BCC High Divide 1, LLC (High Divide)	6/10/2026
BCC Jetstream Holdings Aviation (Off I), LLC	6/1/2017
BCC Jetstream Holdings Aviation (On II), LLC	6/1/2017
BCC Trillium Foods Investments 1, LLC	5/13/2025
BCSF Project Aberdeen, LLC	7/3/2024
BCSF ServiceMaster Investments, LLC	8/8/2025
Brook Bidco	7/8/2021
CB Titan Holdings, Inc.	5/1/2017
Chartbeat	10/4/2024
City BBQ	9/4/2024
Cloud Technology Solutions (CTS)	12/15/2022
Congress Wealth	6/30/2023
Darcy Partners	6/1/2022
DTIQ	9/30/2024
DTIQ	9/15/2025
Eagle Rock Capital Corporation	12/9/2021
East BCC Coinvest II, LLC	7/23/2019
EHE Health	8/7/2024
Electronic Merchant Systems	7/12/2024
Elevation NewCo Intermediate, LLC	8/1/2025
Elevator Holdco Inc.	12/23/2019
Eleven Software	3/20/2024
Eleven Software	4/25/2022
Elk	11/1/2019
Endurance Holdco Limited	11/14/2025
FCG Acquisitions, Inc.	1/24/2019
Fineline Technologies, Inc.	2/22/2021
Forward Slope	3/15/2024
Galeria	8/1/2024

Investment	Acquisition Date
Gills Point S	12/18/2025
Gills Point S	5/17/2023
Grammer Investment Holdings LLC	10/1/2018
HealthDrive	8/18/2023
HG Insights, Inc.	6/16/2025
Hollywood LP	4/16/2025
Hultec	3/31/2023
iBanFirst	7/13/2021
Insigneo Financial Group LLC	8/1/2022
International Senior Loan Program, LLC	2/22/2021
Legacy Corporate Lending HoldCo, LLC	4/21/2023
LEP CP Co-Invest, L.P.	4/16/2025
LEP SAL Co-Invest, L.P.	11/14/2025
Lightning Holdings B, LLC	1/2/2020
masLabor	7/1/2021
MZR Aggregator	12/22/2020
MZR Aggregator	9/17/2024
Odyssey Behavioral Health	11/21/2024
Opus2	6/16/2021
Parcel2Go	11/26/2024
PayRange	10/31/2024
PPT Group	2/28/2025
PPX	7/29/2021
PPX	4/8/2026
Precision Ultimate Holdings, LLC	11/6/2019
Precision Ultimate Holdings, LLC	10/7/2024
Pure Wafer	11/12/2024
REP Coinvest III-A Omni, L.P.	2/5/2021
Robinson Helicopter	6/30/2022
Rydoo	9/26/2024
SensorTower	3/15/2024
Service Master	8/16/2021
Service Master	7/15/2021
Sikich	5/6/2024
SoftCo	3/1/2024
Spindrift	2/19/2025
SRP Parent Inc.	3/27/2026
STAX Holding, Inc.	6/18/2026
Superna Inc.	3/8/2022
Taoglas	2/28/2023
Taoglas	6/27/2024
Thrasio, LLC	6/18/2024
Titan Cloud Software, Inc	11/4/2022
TLC Holdco LP	10/11/2019
Utimaco	6/28/2022
Ventiv Holdco, Inc.	9/3/2019
WSP	8/31/2021
WSP	5/20/2024

(12)
Assets or a portion thereof are pledged as collateral for the 2019-1 Issuer. See Note 6 “Debt”.
(13)
ISLP's Member Designee's Committee elected to voluntarily waive 50% of the subordinated note interest for the quarter ended June 30, 2026.

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

See Notes to Consolidated Financial Statements

BAIN CAPITAL SPECIALTY FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(Unaudited)

Note 1. Organization

Bain Capital Specialty Finance, Inc. (the “Company”, “we”, “our” and “us”) was formed on October 5, 2015 and commenced investment operations on October 13, 2016. The Company has elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes the Company has elected to be treated and intends to operate in a manner so as to continuously qualify as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is externally managed by BCSF Advisors, LP (the “Advisor”), our investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Advisor also provides the administrative services necessary for the Company to operate (in such capacity, the “Administrator”).

On November 19, 2018, the Company completed its initial public offering (the “IPO”), issuing 7,500,000 shares of common stock at a public offering price of $20.25 per share. Shares of common stock of the Company began trading on the New York Stock Exchange under the symbol “BCSF” on November 15, 2018.

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

The Company’s operations are comprised of a single operating and reportable business segment: asset management. The Chief Operating Decision Maker (the “CODM”) consists of the Company’s Chief Executive Officer and Chief Financial Officer, as these are the individuals responsible for determining the Company’s investment strategy, capital allocation, expense structure, launch and dissolution and entering into significant contracts on behalf of the Company. The CODM uses key metrics to determine how to allocate resources and in determining the amount of dividends to be distributed to the Company's stockholders. Key metrics include, but are not limited to, net investment income and net increase in net assets resulting from operations that are reported on the Consolidated Statements of Operations, Financial Highlights reported in Note 11, underlying investment cost and market value as disclosed on the Consolidated Financial Statements and expected yield relative to the risk of the individual assets as disclosed in the composition of the investment portfolio and associated yield table. As the Company's operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company’s Consolidated Financial Statements and related financial information have been prepared pursuant to the requirements for reporting on Form 10‑Q and Regulation S-X. These Consolidated Financial Statements reflect adjustments that in the opinion of the Company are necessary for the fair statement of the financial position and results of operations for the periods presented herein and are not necessarily indicative of the full fiscal year. The Company has determined it meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies (“ASC 946”). The functional currency of the Company is U.S. dollars and these Consolidated Financial Statements have been prepared in that currency. Certain prior period information has been reclassified to conform to the current period presentation and this had no effect on the Company’s Consolidated Financial Statements or the consolidated results of operations as previously reported.

The information included in this Quarterly Report on Form 10-Q (“Quarterly Report”) should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Investments for which market quotations are readily available are typically valued at such market quotations. Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Advisor as valuation designee to perform fair value determinations for the Company for investments that do not have readily available market quotations. Market quotations are obtained from an independent pricing service, where available. If a price cannot be obtained from an independent pricing service or if the independent pricing service is not deemed to be current with the market, certain investments held by the Company will be valued on the basis of prices provided by principal market makers. Generally, investments marked in this manner will be marked at the mean of the bid and ask of the independent broker quotes obtained. To validate market quotations, the Company utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available will be valued at a price that reflects such security’s fair value.

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

With respect to investments for which market quotations are not readily available, in particular, illiquid/hard to value assets, the Advisor will typically undertake a multi-step valuation process, which includes among other things, the below:

•
An initial valuation is prepared by the investment professionals of the Advisor responsible for the portfolio investment in conjunction with the Company’s portfolio management and valuation team.
•
Preliminary valuation conclusions are then documented and discussed with the Company’s senior management and the Advisor.

•
Generally, investments that constitute a material portion of the Company’s portfolio are periodically reviewed by an independent valuation firm.
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

Securities Transactions, Revenue Recognition and Expenses

The Company records its investment transactions on a trade-date basis. The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method. Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discount and premium to par value on investments acquired are accreted and amortized, respectively, into interest income over the life of the respective investment using the effective interest method. Commitment fees are recorded on an accrual basis and recognized as interest income. Loan origination fees, original issue discount and market discount or premium are capitalized and amortized against or accreted into interest income using the effective interest method or straight-line method, as applicable. For the Company’s investments in revolving bank loans, the cost basis of the investment purchased is adjusted for the cash received for the discount on the total balance committed. The fair value is also adjusted for price appreciation or depreciation on the unfunded portion. As a result, the purchase of commitments not completely funded may result in a negative value until it is offset by the future amounts called and funded. Upon prepayment of a loan or debt security, any prepayment premium, unamortized upfront loan origination fees and unamortized discount are recorded as interest income.

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

Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies. Distributions received from an equity interest, limited liability company or a limited partnership investment are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. For the three months ended June 30, 2026 and 2025, the Company recorded $7.8 and $5.1 million, respectively, of dividend income, of which, $0.7 million and $2.9 million, respectively, related to PIK dividends. For the six months ended June 30, 2026 and 2025, the Company recorded $14.4 million and $11.6 million, respectively, of dividend income, of which, $1.3 million and $3.0 million, respectively, related to PIK dividends.

Certain structuring fees and amendment fees are recorded as other income when earned. Administrative agent fees received by the Company are recorded as other income when the services are rendered.

Expenses are recorded on an accrual basis.

Non-Accrual Loans

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of June 30, 2026, there were twenty-one loans from four issuers on non-accrual. As of December 31, 2025, there were twelve loans from six issuers on non-accrual.

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

The Company intends to timely distribute to its stockholders substantially all of its annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and, depending upon the level of the Company’s taxable income earned in a year, the Company may choose to carry forward taxable income for distribution in the following year and incur applicable U.S. federal excise tax and pay a 4% tax on such income, as required. To the extent that we determine that our estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the three months ended June 30, 2026 and 2025, the Company recorded an expense of $0.7 million and $1.1 million, respectively for U.S. federal excise tax. For the six months ended June 30, 2026 and 2025, the Company recorded an expense of $1.6 million and $2.2 million, respectively for U.S. federal excise tax.

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

Cash, Restricted Cash, and Cash Equivalents

Cash and cash equivalents consist of deposits held at custodian banks, and highly liquid investments, such as money market funds, with original maturities of three months or less. Cash and cash equivalents are carried at cost or amortized cost, which approximates fair value. The Company may deposit its cash and cash equivalents in financial institutions and, at certain times, such balances may exceed the Federal Deposit Insurance Corporation insurance limits. Cash equivalents are presented separately on the Consolidated Financial Statements. Restricted cash is collected and held by the trustee who has been appointed as custodian of the assets securing certain of the Company’s financing transactions.

Prepaid Insurance

The Company has obtained directors and officers liability insurance. These costs are recognized as a deferred charge and will be amortized using the straight-line method over the term of the insurance policies, beginning on the date the Company enters into each insurance policy agreement. Deferred costs related to the insurance policies are presented separately on the Company’s Consolidated Statements of Assets and Liabilities.

Professional Fees and Operating Expenses

The Company is responsible for investment expenses, legal expenses, auditing fees, and other expenses related to the Company’s operations. Such fees and expenses, including expenses incurred by the Advisor may be reimbursed by the Company.

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

Forward Currency Exchange Contracts

The Company may enter into forward currency exchange contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies. A forward currency exchange contract is an agreement between two parties to buy and sell a currency at a set price on a future date. The Company does not utilize hedge accounting for its forward currency exchange contracts and as such the Company recognizes the value of its derivatives at fair value on the Consolidated Statements of Assets and Liabilities with changes in the net unrealized appreciation on forward currency exchange contracts recorded on the Consolidated Statements of Operations. Forward currency exchange contracts are valued using the prevailing forward currency exchange rate of the underlying currencies. Unrealized appreciation on forward currency exchange contracts is recorded on the Consolidated Statements of Assets and Liabilities by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. Cash collateral maintained in accounts held by counterparties is included in collateral on derivatives on the Consolidated Statements of Assets and Liabilities. Notional amounts and the gross fair value of forward currency exchange contracts assets and liabilities are presented separately on the Consolidated Financial Statements.

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

Interest Rate Swaps

The Company uses interest rate swaps to hedge some of the Company’s fixed rate debt. The Company has designated each interest rate swap held as the hedging instrument in an effective hedge accounting relationship, and therefore the periodic payments and receipts are recognized as components of interest expense in the Consolidated Statements of Operations. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a derivative asset or derivative liability on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by a change in the carrying value of the fixed rate debt. Any amounts paid to the counterparty to cover collateral obligations under the terms of the interest rate swap agreement are included in collateral on derivatives and collateral payable on derivatives on the Company’s Consolidated Statements of Assets and Liabilities. Please see “Item 1. Consolidated Financial Statements — Notes to Consolidated Financial Statements — Note 6. Debt and Note 7. Derivatives” for additional detail.

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

Valuation of Other Financial Assets and Financial Liabilities

ASC 825, Financial Instruments, permits an entity to choose, at specified election dates, to measure certain assets and liabilities at fair value (the “Fair Value Option”). We have not elected the Fair Value Option to report selected financial assets and financial liabilities. Debt issued by the Company is reported at amortized cost (see Note 6 to the Consolidated Financial Statements). The carrying value of all other financial assets and liabilities approximates fair value due to their short maturities or their close proximity of the originations to the measurement date.

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

The Company intends to comply with the applicable provisions of the Code pertaining to RICs and to make distributions of taxable income sufficient to relieve it from substantially all U.S. federal income taxes. Accordingly, no provision for U.S. federal income taxes is required in the Consolidated Financial Statements. For U.S. federal income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through June 30, 2026 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until the Company files our tax return for the tax year ending December 31, 2026. The character of income and gains that the Company distributes is determined in accordance with U.S. federal income tax regulations that may differ from U.S. GAAP. BCSF CFSH, LLC, BCSF CFS, LLC, and BCC Middle Market CLO 2019‑1, LLC are disregarded entities for U.S. federal income tax purposes and are consolidated with the tax return of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its Consolidated Financial Statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes, if any, are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits related to uncertain tax positions on returns to be filed by the Company for all open tax years should be recorded. The Company identifies its major tax jurisdiction as the United States, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. As of June 30, 2026, the tax years that remain subject to examination are from 2023 forward.

Recent Accounting Pronouncements

The Company’s management has evaluated recently issued accounting standards through August 10, 2026, the issuance date of the Consolidated Financial Statements, and noted that no recent accounting pronouncements will have a material impact on the Consolidated Financial Statements of the Company except for what is noted below:

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

Note 3. Investments

The following table shows the composition of the investment portfolio, at amortized cost and fair value as of June 30, 2026 (with corresponding percentage of total portfolio investments):

	As of June 30, 2026
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loan	$1,544,042	64.9%	$1,499,617	63.4%
Second Lien Senior Secured Loan	29,871	1.3	30,069	1.3
Subordinated Debt	92,268	3.9	86,634	3.7
Preferred Equity	142,023	6.0	182,668	7.7
Equity Interest	131,113	5.5	176,788	7.5
Warrants	—	—	696	0.0
Subordinated Notes in Investment Vehicles (1)	369,709	15.6	354,534	15.0
Preferred Equity Interest in Investment Vehicles (1)	10	0.0	1,836	0.1
Equity Interests in Investment Vehicles (1)	66,209	2.8	30,734	1.3
Total	$2,375,245	100.0%	$2,363,576	100.0%

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

The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value as of June 30, 2026 (with corresponding percentage of total portfolio investments):

	As of June 30, 2026
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
USA	$2,156,115	90.8%	$2,086,307	88.4%
United Kingdom	58,512	2.5	60,238	2.6
Belgium	32,879	1.4	53,856	2.3
Cayman Islands	32,144	1.4	53,161	2.2
Canada	23,236	1.0	25,667	1.1
Australia	7,314	0.3	22,748	1.0
Luxembourg	14,206	0.6	14,430	0.6
Germany	11,743	0.5	12,638	0.5
Ireland	16,922	0.7	12,279	0.5
Jersey	6,787	0.3	6,854	0.3
Guernsey	5,869	0.2	5,867	0.2
Netherlands	4,918	0.2	4,919	0.2
France	3,448	0.1	3,487	0.1
Bermuda	752	0.0	745	0.0
New Zealand	400	0.0	380	0.0
Total	$2,375,245	100.0%	$2,363,576	100.0%

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

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of June 30, 2026 (with corresponding percentage of total portfolio investments):

	As of June 30, 2026
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Investment Vehicles (2)	$435,928	18.3%	$387,104	16.5%
Services: Business	225,209	9.4	247,588	10.5
High Tech Industries	203,568	8.6	212,346	9.0
Healthcare & Pharmaceuticals	196,704	8.3	190,996	8.1
Aerospace & Defense	169,996	7.2	179,716	7.6
Beverage, Food, & Tobacco	142,717	6.0	140,416	5.9
FIRE: Finance (1)	98,986	4.2	119,019	5.0
Environmental Industries	112,055	4.7	112,785	4.8
Transportation: Cargo	101,954	4.3	111,647	4.7
Automotive	103,250	4.3	96,801	4.1
Consumer Goods: Non-Durable	79,158	3.3	75,794	3.2
Capital Equipment	61,896	2.6	74,396	3.1
Services: Consumer	65,646	2.8	60,918	2.6
Telecommunications	56,315	2.4	56,050	2.4
Construction & Building	56,971	2.4	49,396	2.1
Chemicals, Plastics, & Rubber	49,075	2.1	47,656	2.0
Consumer Goods: Durable	46,751	2.0	45,057	1.9
Hotel, Gaming, & Leisure	32,563	1.4	32,876	1.4
Transportation: Consumer	31,483	1.3	31,767	1.3
Wholesale	37,592	1.6	31,483	1.3
Media: Diversified & Production	27,953	1.2	28,348	1.2
Utilities: Electric	7,995	0.3	7,927	0.3
Containers, Packaging, & Glass	5,389	0.2	5,439	0.2
FIRE: Insurance (1)	4,729	0.2	4,625	0.2
Media: Advertising, Printing & Publishing	4,680	0.2	4,213	0.2
Retail	11,803	0.5	4,148	0.2
Media: Broadcasting & Subscription	2,881	0.1	2,916	0.1
Metals & Mining	1,227	0.1	1,291	0.1
FIRE: Real Estate (1)	779	0.0	858	0.0
Utilities: Water	(8)	0.0	-	0.0
Total	$2,375,245	100.0%	$2,363,576	100.0%

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

Unconsolidated Significant Subsidiary

The following unconsolidated subsidiaries are considered significant subsidiaries under SEC Regulation S-X Rule 10-01(b)(1) and Regulation S-X Rule 4-08(g) as of June 30, 2026. Accordingly, summarized, comparative financial information is presented below for the unconsolidated significant subsidiaries: the International Senior Loan Program, LLC (“ISLP”) and Bain Capital Senior Loan Program, LLC (“SLP”).

International Senior Loan Program, LLC

On February 9, 2021, the Company and Pantheon (“Pantheon”), a leading global alternative private markets manager, formed the International Senior Loan Program, LLC (“ISLP”), an unconsolidated joint venture. ISLP invests primarily in non-US first lien senior secured loans. ISLP was formed as a Delaware limited liability company. The Company and Pantheon committed to initially provide $138.3 million of debt and $46.1 million of equity capital, to ISLP. Equity contributions will be called from each member on a pro-rata basis, based on their equity commitments. Pursuant to the terms of the transaction, Pantheon invested $50.0 million to acquire a 29.5% stake in ISLP. The Company contributed debt investments of $317.1 million for a 70.5% stake in ISLP, and received a one-time gross distribution of $190.2 million in cash in consideration of contributing such investments. On December 14, 2023, the Company and Pantheon entered into the second amendment to the amended and restated limited liability company agreement which, among other things, increased capital commitments and changed the proportionate share ownership. The Company and Pantheon agreed to contribute an additional $5.0 million and $45.3 million, respectively, which resulted in new ownership stakes of 64.0% and 36.0%, respectively. As of June 30, 2026, the Company’s investment in ISLP consisted of subordinated notes of $190.7 million and equity interests of $30.7 million. As of December 31, 2025, the Company’s investment in ISLP consisted of subordinated notes of $190.7 million and equity interests of $43.6 million.

As of June 30, 2026 and December 31, 2025, the Company had commitments with respect to its equity and subordinated note interests of ISLP in the aggregate amount of $254.3 million. As of June 30, 2026 and December 31, 2025, Pantheon had commitments with respect to its equity and subordinated note interests of ISLP in the aggregate amount of $149.2 million. As of December 30, 2022, the Company and Pantheon have fully funded their commitments to ISLP and there is no remaining unfunded commitment.

In future periods, the Company may sell certain of its investments or a participating interest in certain of its investments to ISLP. For the three months ended June 30, 2026, there were no sales of investments from the Company to ISLP. For the six months ended June 30, 2026, there were no sales of investments from the Company to ISLP. The Company purchased no investments from ISLP during the three and six months ended June 30, 2026. Since inception, the Company has sold $1,192.7 million of its investments to ISLP and purchased no investments from ISLP. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale.

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

As of June 30, 2026, ISLP had $705.7 million in debt and equity investments, at fair value. As of December 31, 2025, ISLP had $733.1 million in debt and equity investments, at fair value.

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

As of June 30, 2026, the ISLP Credit Facility had $372.5 million of outstanding debt under the credit facility. As of December 31, 2025 the ISLP Credit Facility had $381.4 million of outstanding debt under the credit facility. The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the six months ended June 30, 2026 and year ended December 31, 2025 were 5.1% and 5.8%, respectively.

Below is a summary of ISLP’s portfolio at fair value:

	As of	As of
	June 30, 2026	December 31, 2025
Total investments	$705,688	$733,104
Weighted average yield on investments	9.7%	9.6%
Number of borrowers in ISLP	38	40
Largest portfolio company investment	$54,461	$52,026
Total of five largest portfolio company investments	$203,566	$200,518
Unfunded commitments	$861	$1,344

Below is a listing of ISLP’s individual investments as of June 30, 2026:

International Senior Loan Program, LLC

Consolidated Schedule of Investments

As of June 30, 2026

					Interest	Maturity	Principal /			Market	% of Members
Portfolio Company (7)	Investment Type	Index (1)	Floor (1)	Spread (1)	Rate	Date	Shares (2)		Cost	Value	Equity
Aerospace & Defense
Ansett Aviation Training(4)(6)(8)	Equity Interest	—	—	—	—	—		10,238	7,115	38,185
Aerospace & Defense Total									$7,115	$38,185	88.1%

Automotive
Cardo(4)	First Lien Senior Secured Loan	SOFR	—	5.25%	8.98%	5/30/2028		$9,653	9,625	9,653
Automotive Total									$9,625	$9,653	22.3%

Beverage, Food & Tobacco
Hellers(4)	First Lien Senior Secured Loan - Delayed Draw	BBSY	—	4.00% (1.88% PIK)	10.39%	9/30/2030	NZ$	6,002	3,508	3,398
Beverage, Food & Tobacco Total									$3,508	$3,398	7.8%

Capital Equipment
Goodfellow(4)	First Lien Senior Secured Loan - Delayed Draw	SONIA	1.00%	5.25%	8.98%	2/10/2032		£1,564	2,121	2,060
Goodfellow(4)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	1.00%	5.25%	7.54%	2/10/2032		€5,450	6,335	6,186
Goodfellow(4)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	1.00%	5.25%	7.54%	2/10/2032		€1,655	1,924	1,878
Goodfellow(4)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	8.98%	2/10/2032		$2,174	2,156	2,158
Capital Equipment Total									$12,536	$12,282	28.3%

Chemicals, Plastics & Rubber
V Global Holdings LLC(4)	First Lien Senior Secured Loan	EURIBOR	0.75%	5.75%	7.99%	12/22/2027		€9,197	9,379	9,781
V Global Holdings LLC(4)	First Lien Senior Secured Loan	SOFR	0.75%	5.90%	9.55%	12/22/2027		$22,958	22,958	21,580
Chemicals, Plastics & Rubber Total									$32,337	$31,361	72.4%

Consumer Goods: Durable
Stanton Carpet(4)	Second Lien Senior Secured Loan	SOFR	1.00%	9.15%	12.82%	4/1/2028		$5,000	4,974	5,000
Consumer Goods: Durable Total									$4,974	$5,000	11.5%

					Interest	Maturity	Principal /		Market	% of Members
Portfolio Company	Investment Type	Index (1)	Floor (1)	Spread (1)	Rate	Date	Shares (2)	Cost	Value	Equity
Environmental Industries
Reconomy(4)	First Lien Senior Secured Loan	SONIA	—	6.50%	10.23%	7/12/2029	£6,050	7,045	8,031
Reconomy(4)(5)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	—	6.25%	8.54%	7/12/2029	£6,578	8,094	8,601
Reconomy(4)	First Lien Senior Secured Loan- Revolver	SOFR	—	6.50%	10.23%	7/12/2029	£7,589	8,450	8,452
Reconomy(4)	First Lien Senior Secured Loan	EURIBOR	—	6.25%	8.54%	7/12/2029	€2,440	2,475	2,790
Environmental Industries Total								$26,064	$27,874	64.3%

FIRE: Finance
Avalon Bidco Limited(4)	First Lien Senior Secured Loan	SONIA	1.00%	6.25%	9.99%	4/16/2032	£12,058	16,255	15,805
Parmenion(4)	First Lien Senior Secured Loan	SONIA	—	5.50%	9.24%	5/23/2029	£29,070	35,466	38,588
FIRE: Finance Total								$51,721	$54,393	125.6%

FIRE: Insurance
Margaux UK Finance Limited(4)	First Lien Senior Secured Loan	SONIA	0.75%	4.75%	8.48%	12/20/2027	£7,201	9,098	9,559
MRHT(4)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	—	5.00%	7.16%	5/17/2032	€13,809	15,936	15,476
FIRE: Insurance Total								$25,034	$25,035	57.8%

Healthcare & Pharmaceuticals
Mertus 522. GmbH(4)	First Lien Senior Secured Loan	EURIBOR	—	4.00% (2.75% PIK)	9.36%	5/28/2028	€13,573	16,418	15,057
Mertus 522. GmbH(4)	First Lien Senior Secured Loan	EURIBOR	—	4.00% (2.75% PIK)	9.24%	5/28/2028	€23,361	28,252	25,914
Nafinco(4)	First Lien Senior Secured Loan	EURIBOR	1.00%	5.25%	7.85%	8/29/2031	€8,000	8,436	9,057
Pharmathen(3)(4)	First Lien Senior Secured Loan- Revolver	EURIBOR	—	7.18% PIK	9.30%	1/19/2029	€15,539	16,721	11,107
Pharmathen(3)(4)	First Lien Senior Secured Loan- Revolver	EURIBOR	—	7.18% PIK	9.30%	1/19/2029	€2,696	2,648	1,927
Healthcare & Pharmaceuticals Total								$72,475	$63,062	145.6%

High Tech Industries
Access(4)	First Lien Senior Secured Loan	SONIA	—	5.25%	8.98%	6/28/2029	£7,880	9,140	10,460
Access(4)	First Lien Senior Secured Loan	SONIA	—	5.25%	8.98%	6/28/2029	£9,764	11,887	12,961
NearMap(4)	First Lien Senior Secured Loan	SOFR	1.00%	4.50%	8.16%	12/9/2029	$22,992	22,874	22,992
New Gen Holding(4)	First Lien Senior Secured Loan	EURIBOR	—	3.00% (4.25% PIK)	9.49%	5/28/2031	€23,600	27,729	26,787
PlentyMarkets(4)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	—	2.80% (3.70% PIK)	8.71%	4/2/2032	€15,710	18,138	17,427
Cloud Technology Solutions (CTS)(4)	First Lien Senior Secured Loan	SONIA	1.00%	2.68% (5.57% PIK)	11.98%	1/3/2030	£10,267	13,043	13,492
Utimaco(4)	First Lien Senior Secured Loan	EURIBOR	0.75%	5.75%	8.20%	5/14/2029	€6,005	6,100	6,867
Utimaco(4)	First Lien Senior Secured Loan	SOFR	0.75%	5.93%	9.54%	5/14/2029	$12,043	11,991	12,043
Utimaco(4)	First Lien Senior Secured Loan	SOFR	0.75%	5.93%	9.54%	5/14/2029	$6,260	6,232	6,260
Onventis(4)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	1.00%	6.50%	8.66%	1/14/2030	€13,919	15,109	15,917
High Tech Industries Total								$142,243	$145,206	335.2%

					Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Floor (1)	Spread (1)	Rate	Date	Shares (2)		Cost	Value	Equity
Media: Advertising, Printing & Publishing
Facts Global Energy(4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.50%	9.20%	12/20/2031		$9,411	9,332	9,129
Facts Global Energy(4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.50%	9.20%	12/20/2031		$6,763	6,706	6,560
OGH Bidco Limited(4)	First Lien Senior Secured Loan	SOFR	—	6.50%	10.15%	9/2/2029		£6,068	6,068	5,587
OGH Bidco Limited(4)	First Lien Senior Secured Loan	SONIA	—	6.50%	10.23%	6/29/2029		£13,160	15,264	16,246
TGI Sport Bidco Pty Ltd(4)	First Lien Senior Secured Loan - Delayed Draw	SONIA	0.50%	5.78%	9.51%	4/28/2028		£6,734	8,681	8,938
TGI Sport Bidco Pty Ltd(4)	First Lien Senior Secured Loan	BBSY	—	5.75%	10.11%	4/28/2028	AUD	9,779	7,138	6,776
TGI Sport Bidco Pty Ltd(4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	0.50%	5.86%	9.51%	4/28/2028	AUD	4,102	2,582	2,842
Media: Advertising, Printing & Publishing Total									$55,771	$56,078	129.4%

Media: Broadcasting & Subscription
Lightning Finco Limited(4)	First Lien Senior Secured Loan	EURIBOR	0.75%	5.75%	8.35%	8/31/2028		€2,619	2,951	2,980
Lightning Finco Limited(4)	First Lien Senior Secured Loan	SOFR	0.75%	6.61%	10.22%	8/31/2028		$23,907	23,841	23,787
Media: Broadcasting & Subscription Total									$26,792	$26,767	61.8%

					Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Floor (1)	Spread (1)	Rate	Date	Shares (2)		Cost	Value	Equity
Retail
New Look (Delaware) Corporation(4)	First Lien Senior Secured Loan	CORRA	1.00%	5.25%	7.54%	5/26/2028	CAD	17,783	14,595	12,537
New Look Vision Group(4)	First Lien Senior Secured Loan - Delayed Draw	CORRA	1.00%	5.25%	7.54%	5/26/2028	CAD	1,159	894	817
New Look Vision Group(4)	First Lien Senior Secured Loan - Delayed Draw	CORRA	1.00%	5.25%	7.54%	5/26/2028	CAD	2,219	1,598	1,564
Retail Total									$17,087	$14,918	34.4%

Services: Business
Beneficium(4)	First Lien Senior Secured Loan	SONIA	1.00%	5.50%	9.23%	6/28/2031		£7,497	9,740	9,752
Brook Bidco(4)	First Lien Senior Secured Loan	SONIA	—	1.80% (5.48% PIK)	11.01%	7/10/2028		£29,530	39,746	35,670
Brook Bidco(4)	First Lien Senior Secured Loan	SOFR	0.75%	1.98% (6.13% PIK)	11.77%	7/10/2028		£6,543	8,644	7,862
Brook Bidco(4)(5)	First Lien Senior Secured Loan	SOFR	0.75%	1.98% (6.12% PIK)	11.76%	7/10/2028		£9,100	12,022	10,929
TES Global(4)	First Lien Senior Secured Loan	SONIA	—	5.00%	8.73%	2/1/2029		£14,364	17,715	19,067
Cube(4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	—	3.00% (4.12% PIK)	10.85%	5/21/2031		$9,762	9,762	9,762
Datix Bidco Limited(4)	First Lien Senior Secured Loan	SONIA	0.50%	5.00%	8.74%	4/30/2031		£8,160	10,526	10,831
Easy Ice(4)	First Lien Senior Secured Loan	SOFR	1.00%	5.40%	9.06%	10/30/2030		$8,372	8,277	8,372
Fiduciaire Jean-Marc Faber (FJMF)(4)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	1.00%	5.50%	7.99%	4/5/2032		€7,904	9,110	8,994
Webcentral(4)	First Lien Senior Secured Loan	EURIBOR	—	6.50%	9.00%	12/18/2030		€3,423	3,787	3,914
iBanFirst(4)	First Lien Senior Secured Loan	EURIBOR	—	9.75% PIK	11.83%	7/13/2028		€16,971	19,178	19,408
Opus2(4)	First Lien Senior Secured Loan	SONIA	—	5.00%	8.74%	5/8/2028		£12,151	16,599	16,130
Parcel2Go(4)	First Lien Senior Secured Loan	SONIA	—	7.00% PIK	10.75%	11/26/2031		£4,969	6,276	5,607
Parcel2Go(4)(6)(8)	Preferred Equity	—	—	—	—	—		1,407,911	—	—
Parcel2Go(4)(6)(8)	Equity Interest	—	—	—	—	—		5	—	—
Spring Finco BV(4)	First Lien Senior Secured Loan	NIBOR	—	5.25%	9.61%	7/15/2029	NOK	174,360	16,601	17,317
TES Global(4)(5)	First Lien Senior Secured Loan - Delayed Draw	SONIA	—	5.00%	8.73%	1/27/2029		£1,194	1,494	1,584
Webcentral(4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	—	6.25%	9.89%	12/18/2030		€3,247	3,486	3,477
Webcentral(4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	—	6.50%	10.11%	12/18/2030		€3,323	3,462	3,800
Services: Business Total									$196,425	$192,476	444.4%

Investments Total									$683,707	$705,688	1628.9%

Cash Equivalents
Goldman Sachs Financial Square Government Fund Institutional Shares	Cash Equivalents			—	3.54%	—		$5,260	5,260	5,260
Goldman Sachs US $ Treasury Liquid Reserves Fund Institutional Shares	Cash Equivalents			—	3.52%	—		$436	436	436
Cash Equivalents Total									$5,696	$5,696	13.1%
Investments and Cash Equivalents Total									$689,403	$711,384	1642.0%

Forward Foreign Currency Exchange Contracts

			Settlement	Unrealized
Currency Purchased	Currency Sold	Counterparty	Date	Appreciation(8)
US DOLLARS 3,563	AUSTRALIAN DOLLARS 5,490	BNP Paribas	7/30/2026	(238)
US DOLLARS 12,143	AUSTRALIAN DOLLARS 18,568	Morgan Stanley	9/10/2026	(701)
US DOLLARS 6,778	BRITISH POUNDS 5,010	Morgan Stanley	9/10/2026	129
AUSTRALIAN DOLLARS 8,042	US DOLLARS 5,279	Morgan Stanley	9/10/2026	284
BRITISH POUNDS 2,890	US DOLLARS 3,893	Morgan Stanley	9/10/2026	(57)
US DOLLARS 7,318	AUSTRALIAN DOLLARS 11,205	Standard Chartered	9/10/2026	(434)
EURO 427	NEW ZEALAND DOLLARS 853	Morgan Stanley	9/16/2026	3
US DOLLARS 1,440	NEW ZEALAND DOLLARS 2,461	Standard Chartered	9/16/2026	37
US DOLLARS 9,578	AUSTRALIAN DOLLARS 14,489	Standard Chartered	10/2/2026	(442)
US DOLLARS 1,813	CANADIAN DOLLARS 2,494	Standard Chartered	10/2/2026	48
EURO 784	NORWEGIAN KRONE 9,370	Standard Chartered	10/2/2026	(46)
EURO 2,178	AUSTRALIAN DOLLARS 3,931	Standard Chartered	10/2/2026	(219)
EURO 412	CANADIAN DOLLARS 677	Standard Chartered	10/2/2026	(6)
EURO 4,925	US DOLLARS 5,890	Standard Chartered	10/2/2026	(237)
US DOLLARS 28,295	EURO 23,720	Standard Chartered	10/2/2026	1,072
US DOLLARS 3,447	NORWEGIAN KRONE 34,539	Standard Chartered	10/2/2026	(39)
EURO 10,100	US DOLLARS 12,162	Standard Chartered	10/2/2026	(571)
NORWEGIAN KRONE 3,780	US DOLLARS 406	Standard Chartered	10/2/2026	(24)
US DOLLARS 8,851	AUSTRALIAN DOLLARS 13,286	BNP Paribas	10/2/2026	(337)
EURO 552	BRITISH POUNDS 490	BNP Paribas	10/19/2026	(17)
EURO 843	AUSTRALIAN DOLLARS 1,517	BNP Paribas	10/30/2026	(80)
EURO 2,039	AUSTRALIAN DOLLARS 3,605	BNP Paribas	10/30/2026	(149)
US DOLLARS 2,347	EURO 2,000	Morgan Stanley	11/6/2026	48
EURO 268	BRITISH POUNDS 240	Morgan Stanley	11/6/2026	(11)
US DOLLARS 2,230	BRITISH POUNDS 1,700	Morgan Stanley	11/6/2026	(27)
US DOLLARS 27,514	EURO 23,460	Standard Chartered	11/6/2026	549
EURO 16,651	US DOLLARS 19,758	Standard Chartered	1/7/2027	(564)
US DOLLARS 6,060	BRITISH POUNDS 4,500	Goldman Sachs	2/22/2027	86
EURO 233	CANADIAN DOLLARS 376	Morgan Stanley	2/22/2027	1
US DOLLARS 1,025	CANADIAN DOLLARS 1,384	Morgan Stanley	2/22/2027	39
US DOLLARS 1,631	BRITISH POUNDS 1,243	Goldman Sachs	3/8/2027	(19)
EURO 3,443	AUSTRALIAN DOLLARS 5,820	Morgan Stanley	3/8/2027	(37)
EURO 2,157	BRITISH POUNDS 1,900	Morgan Stanley	3/8/2027	(29)
EURO 907	BRITISH POUNDS 803	Standard Chartered	3/8/2027	(19)
EURO 5,430	US DOLLARS 6,400	Standard Chartered	3/8/2027	(124)
EURO 2,466	US DOLLARS 2,900	BNP Paribas	3/8/2027	(50)
US DOLLARS 5,343	BRITISH POUNDS 3,978	Morgan Stanley	4/22/2027	62
US DOLLARS 13,844	BRITISH POUNDS 10,324	Morgan Stanley	4/22/2027	138
US DOLLARS 24,811	EURO 21,050	Standard Chartered	4/22/2027	435
EURO 3,458	BRITISH POUNDS 3,041	BNP Paribas	4/22/2027	(32)
US DOLLARS 1,719	EURO 1,460	BNP Paribas	4/22/2027	28

				$(1,550)

(1)
The investments bear interest at a rate that may be determined by reference to the Euro Interbank Offered Rate (“EURIBOR” or “E”), the Bank Bill Benchmark Rate (“BKBM”), the Norwegian Interbank Offered Rate (“NIBOR” or “N”), the Canadian Overnight Repo Rate Average (“CORRA”), the Bank Bill Swap Bid Rate (“BBSY”), the Sterling Overnight Index Average (“SONIA”) or Secured Overnight Financing Rate (“SOFR”) which resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect for the largest contract as of June 30, 2026. Certain investments are subject to an interest rate floor. Certain investments or a portion thereof may include Payment-in-Kind interest (“PIK”).
(2)
The principal amount (par amount) for all debt securities is denominated in U.S. dollars, unless otherwise noted. £ represents Pound Sterling, € represents Euro, NOK represents Norwegian Krone, AUD represents Australian Dollar, CAD represents Canadian Dollar and, NZ$ represents New Zealand Dollar.
(3)
Loan was on non-accrual status as of June 30, 2026.
(4)
Security valued using unobservable inputs (Level 3)
(5)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on a loan. The negative fair value, if applicable, is the result of the capitalized discount on a loan.
(6)
Non-income producing.

(7)
Unless otherwise noted, all assets are pledged as collateral under the ISLP Credit Facility.
(8)
Security is not pledged as collateral under the ISLP Credit Facility.

Below is a listing of ISLP’s individual investments as of December 31, 2025:

International Senior Loan Program, LLC

Consolidated Schedule of Investments

As of December 31, 2025

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
Aerospace & Defense
Ansett Aviation Training (5)(14)(19)	Equity Interest	—	—	—	—	AUD	10,238	7,115	36,769
Aerospace & Defense Total								$7,115	$36,769	57.0%

Automotive
Cardo (18)(19)	First Lien Senior Secured Loan	SOFR	5.25%	8.98%	5/12/2028		$9,653	9,618	9,653
Automotive Total								$9,618	$9,653	15.0%

Beverage, Food & Tobacco
Hellers (3)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	BBKM	3.63% (1.88% PIK)	9.29%	9/27/2030	$NZ	5,949	3,467	3,389
Beverage, Food & Tobacco Total								$3,467	$3,389	5.4%

Capital Equipment
Goodfellow (15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.25%	7.27%	2/10/2032		€5,450	6,335	6,396
Goodfellow (15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.25%	7.27%	2/10/2032		€1,655	1,924	1,942
Goodfellow (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	5.25%	8.98%	2/10/2032		£1,564	2,121	2,082
Goodfellow (15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	2/10/2032		$2,174	2,154	2,152
Capital Equipment Total								$12,534	$12,572	19.4%

Chemicals, Plastics & Rubber
V Global Holdings LLC (16)(19)	First Lien Senior Secured Loan	EURIBOR	5.75%	7.76%	12/22/2027		€9,082	9,230	10,046
V Global Holdings LLC (16)(19)	First Lien Senior Secured Loan	SOFR	5.90%	9.77%	12/22/2027		$22,835	22,835	21,694
Chemicals, Plastics & Rubber Total								$32,065	$31,740	49.3%

Consumer Goods: Durable
Stanton Carpet (15)(19)	Second Lien Senior Secured Loan	SOFR	9.15%	13.09%	3/31/2028		$5,000	4,968	5,000
Consumer Goods: Durable Total								$4,968	$5,000	7.8%

				Interest	Maturity	Principal /		Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	Equity (4)
Environmental Industries
Reconomy (18)(19)	First Lien Senior Secured Loan	SONIA	6.50%	10.22%	7/12/2029	£6,050	7,045	8,138
Reconomy (18)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	6.25%	8.27%	7/12/2029	£6,578	8,093	8,791
Reconomy (18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.50%	10.17%	7/12/2029	£6,578	8,450	8,501
Reconomy (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	8.27%	7/12/2029	€2,440	2,475	2,864
Environmental Industries Total							$26,063	$28,294	43.9%

FIRE: Finance
Avalon Bidco Limited (15)(19)	First Lien Senior Secured Loan	SONIA	6.25%	10.22%	4/16/2032	£12,058	16,240	16,017
Parmenion (18)(19)	First Lien Senior Secured Loan	SONIA	5.50%	9.46%	5/23/2029	£29,070	35,429	39,105
FIRE: Finance Total							$51,669	$55,122	85.5%

FIRE: Insurance
Margaux UK Finance Limited (16)(19)	First Lien Senior Secured Loan	SONIA	4.75%	8.48%	12/19/2027	£7,240	9,147	9,740
MRHT (18)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.00%	7.11%	5/17/2032	€13,809	15,925	16,044
FIRE: Insurance Total							$25,072	$25,784	40.0%

High Tech Industries
Access (18)(19)	First Lien Senior Secured Loan	SONIA	5.25%	8.97%	6/28/2029	£7,880	9,134	10,600
Access (18)(19)	First Lien Senior Secured Loan	SONIA	5.00%	8.73%	6/28/2029	£9,764	11,887	13,135
Cloud Technology Solutions (CTS) (15)(19)(26)	First Lien Senior Secured Loan	SONIA	2.53% (5.47% PIK)	11.73%	1/3/2030	£9,872	12,510	13,280
New Gen Holding (18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	2.00% (4.25% PIK)	8.37%	5/28/2031	€23,985	28,173	27,937
NearMap (15)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.61%	12/9/2029	$23,109	22,974	23,109
Onventis (15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	7.25%	9.32%	1/14/2030	€13,919	15,106	16,335
PlentyMarkets (18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	2.80% (3.70% PIK)	8.53%	4/2/2032	€15,326	17,678	17,852
Utimaco (16)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	7.62%	5/14/2029	€6,005	6,095	7,047
Utimaco (16)(19)	First Lien Senior Secured Loan	SOFR	5.93%	9.73%	5/14/2029	$12,043	11,982	12,043
Utimaco (16)(19)	First Lien Senior Secured Loan	SOFR	5.93%	9.73%	5/14/2029	$6,260	6,228	6,260
High Tech Industries Total							$141,767	$147,598	229.0%

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
Healthcare & Pharmaceuticals
Mertus 522. GmbH (18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	4.00% (3.00% PIK)	9.13%	5/28/2028		€13,320	16,158	15,007
Mertus 522. GmbH (18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	4.00% (3.00% PIK)	9.12%	5/28/2028		€22,963	27,843	25,871
Nafinco (15)(19)	First Lien Senior Secured Loan	EURIBOR	5.25%	7.37%	8/29/2031		€8,000	8,422	9,342
Pharmathen (18)(19)(26)	First Lien Senior Secured Loan- Revolver	EURIBOR	7.18% PIK	9.30%	1/19/2029		€14,825	16,709	16,529
Pharmathen (18)(19)(26)	First Lien Senior Secured Loan- Revolver	EURIBOR	7.18% PIK	9.30%	1/19/2029		€2,696	2,646	3,005
Healthcare & Pharmaceuticals Total								$71,778	$69,754	108.3%

Media: Advertising, Printing & Publishing
Facts Global Energy (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	9.05%	12/20/2031		$9,411	9,325	9,176
Facts Global Energy (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	9.05%	12/20/2031		$6,763	6,701	6,594
OGH Bidco Limited (18)(19)	First Lien Senior Secured Loan	SOFR	6.50%	10.61%	9/2/2029		£5,172	6,068	5,703
OGH Bidco Limited (18)(19)	First Lien Senior Secured Loan	SONIA	6.50%	10.23%	6/29/2029		£13,160	15,252	16,773
TGI Sport Bidco Pty Ltd (18)(19)	First Lien Senior Secured Loan	BBSY	7.00%	10.60%	4/30/2026	AUD	9,730	7,137	6,492
TGI Sport Bidco Pty Ltd (17)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	7.11%	10.83%	4/30/2026	AUD	4,081	2,568	2,723
TGI Sport Bidco Pty Ltd (17)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.03%	9.76%	6/24/2029		£6,700	8,636	9,013
Media: Advertising, Printing & Publishing Total								$55,687	$56,474	87.7%

Media: Broadcasting & Subscription
Lightning Finco Limited (16)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	7.62%	8/31/2028		€2,619	2,951	3,058
Lightning Finco Limited (16)(19)	First Lien Senior Secured Loan	SOFR	5.93%	9.59%	8/31/2028		$23,907	23,825	23,787
Media: Broadcasting & Subscription Total								$26,776	$26,845	41.5%
Media: Diversified & Production
Aptus 1724. Gmbh (7)(14)(19)(21)(26)	First Lien Senior Secured Loan	EURIBOR	7.00% PIK	9.07%	3/3/2028		€36,230	42,816	12,756
Aptus 1724 Gmbh (7)(14)(19)(21)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	7.15% PIK	10.89%	3/3/2028		$10,636	10,324	3,191
Media: Diversified & Production Total								$53,140	$15,947	24.8%

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
Retail
New Look (Delaware) Corporation (15)(19)	First Lien Senior Secured Loan	CORRA	5.25%	7.51%	5/26/2028	CAD	17,874	14,661	13,027
New Look Vision Group (15)(19)	First Lien Senior Secured Loan - Delayed Draw	CORRA	5.25%	7.51%	5/26/2028	CAD	1,162	896	847
New Look Vision Group (15)(19)	First Lien Senior Secured Loan - Delayed Draw	CORRA	5.25%	7.51%	5/26/2028	CAD	2,231	1,605	1,626
Retail Total								$17,162	$15,500	24.0%

Services: Business
Beneficium (15)(19)	First Lien Senior Secured Loan	SONIA	5.75%	9.48%	6/28/2031		£7,497	9,733	9,883
Brook Bidco (18)(19)(26)	First Lien Senior Secured Loan	SONIA	1.87% (5.66% PIK)	11.25%	7/10/2028		£28,318	38,068	34,284
Brook Bidco (16)(19)(26)	First Lien Senior Secured Loan	SOFR	1.91% (5.93% PIK)	11.52%	7/10/2028		£6,244	8,250	7,410
Brook Bidco (16)(19)(26)	First Lien Senior Secured Loan	SOFR	1.91% (5.93% PIK)	11.52%	7/10/2028		£8,734	11,506	10,332
Cube (18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	2.00% (4.50% PIK)	10.19%	5/20/2031		$9,374	9,374	9,374
Datix Bidco Limited (17)(19)	First Lien Senior Secured Loan	SONIA	5.00%	8.99%	4/30/2031		£8,160	10,510	10,976
Easy Ice (15)(19)	First Lien Senior Secured Loan	SOFR	5.40%	9.24%	10/30/2030		$8,415	8,308	8,415
Fiduciaire Jean-Marc Faber (FJMF) (15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.50%	7.58%	4/3/2032		€7,904	9,103	9,183
iBanFirst (18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	9.75% PIK	11.77%	7/13/2028		€15,984	18,015	18,759
Opus2 (18)(19)	First Lien Senior Secured Loan	SONIA	5.28%	9.00%	5/5/2028		£12,151	16,572	16,346
Parcel2Go (18)(19)	First Lien Senior Secured Loan	SONIA	7.00%	10.97%	11/26/2031		£4,713	5,938	5,390
Parcel2Go (5)(14)(19)	Preferred Equity	—	—	—	—		£1,407,911	—	—
Parcel2Go (5)(14)(19)	Equity Interest	—	—	—	—		£5	—	—
Spring Finco BV (18)(19)	First Lien Senior Secured Loan	NIBOR	5.50%	8.88%	7/15/2029	NOK	174,360	16,601	17,031
TES Global (18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	5.00%	9.01%	1/27/2029		£1,200	1,494	1,606
TES Global (18)(19)	First Lien Senior Secured Loan	SONIA	5.00%	9.01%	2/1/2029		£14,364	17,695	19,322
Webcentral (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.50%	8.62%	12/18/2030		€3,423	3,784	4,017
Webcentral (18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.50%	10.53%	12/18/2030		€3,123	3,582	3,593
Webcentral (18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.50%	10.53%	12/18/2030		€3,323	3,462	3,899
Services: Business Total								$191,995	$189,820	294.5%

Services: Consumer
SG Global Midco Limited (19)	First Lien Senior Secured Loan	—	10.00% PIK	10.00%	12/31/2028		£215	285	289
Surrey Bidco Limited (7)(14)(18)(19)(26)	First Lien Senior Secured Loan	SONIA	7.28% PIK	11.00%	12/31/2028		£7,594	8,406	2,554
Voltaire Topco Limited (5)(14)(19)	Equity Interest	—	—	—	—		£43	—	—
Services: Consumer Total								$8,691	$2,843	4.4%

Investments Total								$739,567	$733,104	1137.5%

Cash Equivalents
Goldman Sachs Financial Square Government Fund Institutional Shares (27)	Cash Equivalents	—	—	3.70%	—		$14,078	14,078	14,078
Goldman Sachs US $ Treasury Liquid Reserves Fund Institutional Shares (27)	Cash Equivalents	—	—	3.70%	—		$318	318	318
Cash Equivalents Total								$14,396	$14,396	22.3%
Investments and Cash Equivalents Total								$753,963	$747,500	1159.8%

Forward Foreign Currency Exchange Contracts

				Unrealized
Currency Purchased	Currency Sold	Counterparty	Settlement Date	Appreciation(8)
EURO 18,912	US DOLLARS 20,060	Standard Chartered	01/09/2026	$2,162
US DOLLARS 2,285	AUSTRALIAN DOLLARS 3,590	Standard Chartered	02/24/2026	(109)
US DOLLARS 2,713	BRITISH POUNDS 2,090	Goldman Sachs	02/24/2026	(98)
AUSTRALIAN DOLLARS 3,590	US DOLLARS 2,353	Standard Chartered	02/24/2026	42
EURO 4,860	US DOLLARS 5,747	Morgan Stanley	02/24/2026	(24)
US DOLLARS 882	CANADIAN DOLLARS 1,243	Morgan Stanley	02/24/2026	(27)
US DOLLARS 5,168	EURO 4,860	Morgan Stanley	02/24/2026	(554)
EURO 215	CANADIAN DOLLARS 337	Morgan Stanley	02/26/2026	6
EURO 2,830	AUSTRALIAN DOLLARS 5,037	Morgan Stanley	03/10/2026	(24)
EURO 1,706	AUSTRALIAN DOLLARS 3,040	Standard Chartered	03/10/2026	(17)
EURO 2,223	BRITISH POUNDS 1,906	Morgan Stanley	03/10/2026	57
AUSTRALIAN DOLLARS 2,210	EURO 1,227	Standard Chartered	03/10/2026	28
EURO 2,003	US DOLLARS 2,365	BNP Paribas	03/10/2026	(4)
US DOLLARS 3,530	EURO 2,985	Morgan Stanley	03/10/2026	13
EURO 4,476	US DOLLARS 5,200	Morgan Stanley	03/10/2026	74
EURO 5,507	US DOLLARS 6,400	Standard Chartered	03/10/2026	88
EURO 1,750	BRITISH POUNDS 1,545	Standard Chartered	04/02/2026	(13)
US DOLLARS 7,640	BRITISH POUNDS 5,695	Goldman Sachs	04/02/2026	(18)
US DOLLARS 2,820	BRITISH POUNDS 2,117	Morgan Stanley	05/08/2026	(27)
EURO 3,289	BRITISH POUNDS 2,835	BNP Paribas	06/02/2026	78
US DOLLARS 1,545	BRITISH POUNDS 1,145	Morgan Stanley	06/02/2026	5
EURO 1,950	US DOLLARS 2,318	BNP Paribas	06/02/2026	(12)
US DOLLARS 3,443	EURO 2,960	BNP Paribas	06/02/2026	(57)
US DOLLARS 12,381	BRITISH POUNDS 10,280	Morgan Stanley	06/08/2026	(1,441)
US DOLLARS 22,672	EURO 20,600	Standard Chartered	06/10/2026	(1,696)
US DOLLARS 1,889	NEW ZEALAND DOLLAR 3,146	Standard Chartered	06/25/2026	69
US DOLLARS 3,563	AUSTRALIAN DOLLARS 5,490	BNP Paribas	07/30/2026	(93)
US DOLLARS 12,143	AUSTRALIAN DOLLARS 18,568	Morgan Stanley	09/10/2026	(212)
US DOLLARS 7,318	AUSTRALIAN DOLLARS 11,205	Standard Chartered	09/10/2026	(138)
US DOLLARS 6,778	BRITISH POUNDS 5,010	Morgan Stanley	09/10/2026	44
AUSTRALIAN DOLLARS 8,042	US DOLLARS 5,279	Morgan Stanley	09/10/2026	72
BRITISH POUNDS 2,890	US DOLLARS 3,893	Morgan Stanley	09/10/2026	(9)
EURO 427	NEW ZEALAND DOLLAR 853	Morgan Stanley	09/16/2026	12
EURO 2,178	AUSTRALIAN DOLLARS 3,931	Standard Chartered	10/02/2026	(26)
US DOLLARS 9,578	AUSTRALIAN DOLLARS 14,489	Standard Chartered	10/02/2026	(59)
EURO 412	CANADIAN DOLLARS 677	Standard Chartered	10/02/2026	(9)
US DOLLARS 1,813	CANADIAN DOLLARS 2,494	Standard Chartered	10/02/2026	(24)
EURO 784	NORWEGIAN KRONE 9,370	Standard Chartered	10/02/2026	5
EURO 4,925	US DOLLARS 5,890	Standard Chartered	10/02/2026	(38)
US DOLLARS 28,295	EURO 23,720	Standard Chartered	10/02/2026	112
US DOLLARS 3,447	NORWEGIAN KRONE 34,539	Standard Chartered	10/02/2026	31
EURO 552	BRITISH POUNDS 490	BNP Paribas	10/19/2026	(3)
EURO 843	AUSTRALIAN DOLLARS 1,517	BNP Paribas	10/30/2026	(6)
US DOLLARS 2,347	EURO 2,000	Morgan Stanley	11/06/2026	(32)
US DOLLARS 27,514	EURO 23,460	Standard Chartered	11/06/2026	(393)
US DOLLARS 2,230	BRITISH POUNDS 1,700	Morgan Stanley	11/06/2026	(54)
EURO 268	BRITISH POUNDS 240	Morgan Stanley	11/06/2026	(4)
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
(2)
Unless otherwise noted, all assets are pledged as collateral under the ISLP Credit Facility.
(3)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.
(4)
Percentages are based on the ISLP's net assets (in thousands) of $64,451 as of December 31, 2025.
(5)
Security is not pledged as collateral under the ISLP Credit Facility.
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
(27)
Cash equivalents include $14,396 of restricted cash.

Below is the financial information for ISLP:

Selected Balance Sheet Information

	As of	As of
	June 30, 2026	December 31, 2025
ASSETS
Investments at fair value (amortized cost of $683,707 and $739,567, respectively)	$705,688	$733,104
Cash and cash equivalents	6,562	15,565
Foreign cash (cost of $6,989 and $10,095, respectively)	7,067	9,607
Collateral on forward currency exchange contracts	—	3
Deferred financing costs (net of accumulated amortization of $4,073 and $3,897, respectively)	2,842	3,196
Unrealized appreciation on forward currency exchange contracts	67	15
Interest receivable on investments	14,322	14,831
Other receivable	75	237
Total assets	$736,623	$776,558

LIABILITIES
Debt	$372,472	$381,361
Subordinated notes payable to members	303,835	305,655
Interest payable on debt	854	942
Interest payable on subordinated notes payable to members	13,371	18,984
Unrealized depreciation on forward currency exchange contracts	1,617	2,338
Distributions payable to members	—	1,712
Accounts payable and accrued expenses	1,151	1,115
Total liabilities	$693,300	$712,107
MEMBERS' EQUITY
Total members’ equity	43,323	64,451
Total liabilities and members’ equity	$736,623	$776,558

Selected Statements of Operations Information

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Investment income
Interest income	$16,641	$17,914	$32,860	$35,017
Total investment income	16,641	17,914	32,860	35,017

Expenses
Interest and debt financing expenses	4,982	4,627	9,976	10,456
Interest expense on subordinated notes payable to members	4,479	9,686	13,374	18,429
Professional fees and other expenses	987	945	1,980	1,920
Total expenses	10,448	15,258	25,330	30,805
Net investment income	6,193	2,656	7,530	4,212

Net realized and unrealized gains (losses)
Net realized gain (loss) on investments	(62,430)	1,229	(62,430)	1,407
Net realized loss on extinguishment of debt	—	(1,652)	—	(1,652)
Net realized gain (loss) on foreign currency transactions	(31)	(19,873)	(704)	(20,752)
Net realized gain (loss) on forward currency exchange contracts	(2,785)	(1,170)	(1,758)	1,556
Net change in unrealized gain (loss) on debt	602	—	7,990	—
Net change in unrealized appreciation on foreign currency translation	(70)	(4,322)	363	(16,699)
Net change in unrealized appreciation on forward currency exchange contracts	2,107	(6,104)	775	(11,429)
Net change in unrealized appreciation on foreign currency translation of the Subordinated Notes	—	—	—	—
Net change in unrealized appreciation on investments	54,694	25,397	28,445	39,405
Total net gain (loss)	(7,913)	(6,495)	(27,319)	(8,164)
Net increase (decrease) in members’ equity from operations	$(1,720)	$(3,839)	$(19,789)	$(3,952)

Bain Capital Senior Loan Program, LLC

On February 9, 2022, the Company and an entity advised by Amberstone Co., Ltd. (“Amberstone”), a credit focused investment manager that advises institutional investors, committed capital to a newly formed joint venture, Bain Capital Senior Loan Program, LLC (“SLP”). Pursuant to an amended and restated limited liability company agreement between the Company and Amberstone, each such party has a 50% economic ownership interest in SLP. Amberstone’s initial capital commitments to SLP were $179.0 million and the Company’s initial capital commitments to SLP were $179.0 million, with each party expected to maintain their pro rata proportionate share for each capital contribution. SLP will seek to invest primarily in senior secured first lien loans of U.S. borrowers. Through these capital contributions, SLP acquired 70% of the membership equity interests of the Company’s 2018‑1 portfolio (“2018‑1”). The Company retained 30% of the 2018‑1 membership equity interests as a non-controlling equity interest. As of June 30, 2026, the Company’s investment in SLP consisted of subordinated notes of $163.8 million, preferred equity interests of $1.8 million and equity interests of $0.0 million. As of December 31, 2025, the Company’s investment in SLP consisted of subordinated notes of $157.9 million, preferred equity interests of $1.8 million and equity interests of $5.0 million.

In future periods, the Company may sell certain of its investments or a participating interest in certain of its investments to SLP. The Company may also purchase certain investments or a participating interest in certain investments from SLP. For the three months ended June 30, 2026, the Company has sold $65.2 million of its investments to SLP. For the six months ended June 30, 2026, the Company has sold $167.8 million of its investments to SLP. The Company purchased no investments from SLP during the three and six months ended June 30, 2026. Since inception, the Company has sold $2,551.2 million of its investments to SLP and purchased $102.5 million in investments from SLP. The purchase and sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a purchase and sale.

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

On April 6, 2026, SLP refinanced the 2018-1 Issuer through a private placement of $446.0 million of senior secured and senior deferrable notes consisting of (i) $150.0 million of Class A-1-L Senior Secured Floating Rate Notes, which currently bear interest at the applicable reference rate plus 1.67% per annum; (ii) $140.0 million of Class A-1-R Senior Secured Floating Rate Notes, which bear interest at the applicable reference rate plus 1.67% per annum; (iii) $13.0 million of Class A-2-FR Senior Secured Fixed Rate Notes, which bear interest at 5.81% per annum; (iv) $17.0 million of Class A-2-R Senior Secured Floating Rate Notes, which bear interest at the applicable reference rate plus 2.05% per annum; (v) $20.0 million of Class A-J-R Senior Secured Floating Rate Notes, which bear interest at the applicable reference rate plus 1.90% per annum; (vi) $5.0 million of Class B-F-R Mezzanine Secured Deferrable Fixed Rate Notes, which bear interest at 6.78% per annum; (vii) $35.0 million of Class B-R Senior Secured Floating Rate Notes, which bear interest at the applicable reference rate plus 3.00% per annum; (viii) $30.0 million of Class C-R Mezzanine Secured Deferrable Floating Rate Notes, which bear interest at the applicable reference rate plus 4.71% per annum; (ix) $30.0 million of Class D-R Junior Secured Deferrable Floating Rate Notes, which bear interest at the applicable reference rate plus 7.70% per annum; (x) $6.0 million of Class X-R-R Senior Secured Floating Rate Notes, which bear interest at the applicable reference rate plus 1.10% per annum of the obligations of the 2018-1 Issuer under the 2018-1 CLO Transaction are non-recourse to the Company. The 2018‑1 CLO Reset Notes are scheduled to mature on April 20, 2038.

As part of the refinancing transaction, SLP contributed incrementally to the Company's membership interests of the 2018-1 Issuer, bringing the total to $87.7 million. The 2018-1 Membership Interests are eliminated in consolidation on SLP’s Consolidated Financial Statements.

Below is a table summary of the 2018‑1 CLO Reset Notes as of June 30, 2026:

2018-1 Notes	Principal Amount	Spread above Index		Interest rate
Class A-1-L Notes	$150,000	1.67	% + 3 Month SOFR	5.35%
Class A-1-R Notes	140,000	1.67	% + 3 Month SOFR	5.35%
Class A-2-FR Notes	13,000	5.81%		5.81%
Class A-2-R Notes	17,000	2.05	% + 3 Month SOFR	5.73%
Class A-J-R Notes	20,000	1.90	% + 3 Month SOFR	5.58%
Class B-F-R Notes	5,000	6.78%		6.78%
Class B-R Notes	35,000	3.00	% + 3 Month SOFR	6.68%
Class C-R Notes	30,000	4.71	% + 3 Month SOFR	8.39%
Class D-R Notes	30,000	7.70	% + 3 Month SOFR	11.38%
Class X-RR Notes	6,000	1.10	% + 3 Month SOFR	4.78%
Total 2018-1 Notes	$446,000

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

On August 13, 2025, the 2023-1 Issuer refinanced the 2023‑1 CLO Transaction through a private placement of $331.6 million of senior secured and senior deferrable notes consisting of: (i) $188.5 million of Class A‑1‑R Senior Secured Floating Rate Notes, which currently bear interest at the applicable reference rate plus 1.58% per annum; (ii) $9.8 million of Class A‑2‑R Senior Secured Floating Rate Notes, which bear interest at the applicable reference rate plus 1.80% per annum; (iii) $22.8 million of Class B-R Senior Deferrable Floating Rate Notes, which bear interest at the applicable reference rate plus 1.90% per annum; (iv) $27.6 million of Class C-R Senior Deferrable Floating Rate Notes, which bear interest at the applicable reference rate plus 2.25% per annum; (v) $17.9 million of Class D-R Senior Deferrable Floating Rate Notes, which bear interest at the applicable reference rate plus 3.25% per annum; and (vi) $19.5 million of Class E-R Senior Deferrable Floating Rate Notes, which bear interest at the applicable reference rate plus 6.5% per annum (collectively, the “2023‑1 CLO Reset Notes”). The 2023‑1 CLO Reset Notes are scheduled to mature on July 1, 2037. The Company retained $19.6 million of the Class C-R Notes and $19.5 million of the Class E-R Notes. The retained notes by the Company are eliminated in consolidation. The obligations of the 2023-1 Issuer under the 2023-1 CLO Transaction are non-recourse to the Company.

The 2023‑1 Notes are scheduled to mature on July 20, 2035 and are included in SLP’s Consolidated Financial Statements. Additionally, SLP holds $45.6 million in membership interests in the 2023-1 Issuer (“2023-1 Membership Interests”). 100% of the 2023-1 Membership Interests are retained by SLP and eliminated in consolidation on SLP’s Consolidated Financial Statements. Below is a table summary of the 2023-1 Notes as of June 30, 2026:

2023-1 Debt	Principal Amount	Spread above Index		Interest rate
Class A-1-R Notes	$188,500	1.58	% + SOFR	5.26%
Class A-2-R Notes	9,750	1.80	% + SOFR	5.48%
Class B-R Notes	22,750	1.90	% + SOFR	5.58%
Class C-R Notes	8,000	2.25	% + SOFR	5.93%
Class D-R Notes	17,875	3.25	% + SOFR	6.93%
Total 2023-1 Notes	$246,875

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

The 2024‑1 Notes are scheduled to mature on July 17, 2036 and are included in SLP’s Consolidated Financial Statements. Additionally, SLP holds $76.4 million in membership interests in the 2024-1 Issuer (“2024-1 Membership Interests”). 100% of the 2024-1 Membership Interests are retained by SLP and eliminated in consolidation on SLP’s Consolidated Financial Statements. Below is a table summary of the 2024-1 Notes as of June 30, 2026:

2024-1 Debt	Principal Amount	Spread above Index		Interest rate
Class A-1 Notes	$250,750	1.75	% + SOFR	5.43%
Class A-2 Notes	12,750	1.95	% + SOFR	5.63%
Class B Notes	25,500	2.05	% + SOFR	5.73%
Class C Notes	34,000	2.75	% + SOFR	6.43%
Class D Notes	25,500	4.50	% + SOFR	8.18%
Total 2024-1 Notes(1)	$348,500

(1) As of June 30, 2026, there were no Class E Notes outstanding.

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

The 2025‑1 Notes are scheduled to mature on July 17, 2037 and are included in SLP’s Consolidated Financial Statements. Additionally, SLP holds $53.4 million in membership interests in the 2025-1 Issuer (“2025-1 Membership Interests”). 100% of the 2025-1 Membership Interests are retained by SLP and eliminated in consolidation on SLP’s Consolidated Financial Statements. Below is a table summary of the 2025-1 Notes as of June 30, 2026:

2025-1 Debt	Principal Amount	Spread above Index		Interest rate
Class A-1 Notes	$147,000	1.62	% + SOFR	5.30%
Class A-1 Loans	56,000	1.62	% + SOFR	5.30%
Class A-2 Loans	14,000	1.77	% + SOFR	5.45%
Class B Notes	21,000	1.95	% + SOFR	5.63%
Class C Notes	29,750	2.50	% + SOFR	6.18%
Class D-1 Notes	19,250	3.50	% + SOFR	7.18%
Class D-2 Notes	8,750	5.50	% + SOFR	9.18%
Total 2025-1 Notes	$295,750

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding as of June 30, 2026 was 5.9%. The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the year ended December 31, 2025 was 6.9%.

Below is a summary of SLP’s portfolio at fair value:

	As of	As of
	June 30, 2026	December 31, 2025
Total investments	$1,587,833	$1,536,252
Weighted average yield on investments	9.3%	9.4%
Number of borrowers in SLP	107	99
Largest portfolio company investment	$42,011	$42,227
Total of five largest portfolio company investments	$188,063	$188,219
Unfunded commitments	$1,210	$4,109

Below is a listing of SLP’s individual investments as of June 30, 2026:

Senior Loan Program, LLC

Consolidated Schedule of Investments

As of June 30, 2026

					Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Floor (1)	Spread (1)	Rate	Date	Principal (2)	Cost	Value	Equity
Aerospace & Defense
ATS (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.75%	9.42%	7/12/2029	$20,013	19,868	20,013
BTX Precision (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.64%	7/25/2030	$21,390	21,297	21,390
BTX Precision (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.00%	8.64%	7/25/2030	$7,915	7,915	7,915
BTX Precision (4)	First Lien Senior Secured Loan	SOFR	1.00%	4.75%	8.41%	7/25/2030	$4,738	4,738	4,738
Forward Slope (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.60%	9.33%	8/22/2029	$13,917	13,805	13,917
Forward Slope (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.60%	9.33%	8/22/2029	$18,233	18,233	18,233
Forward Slope (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.60%	9.33%	8/22/2029	$9,861	9,861	9,861
GSP Holdings, LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	2.28% (3.62% PIK)	9.63%	11/6/2026	$26,237	26,307	24,925
GSP Holdings, LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	2.28% (3.62% PIK)	9.63%	11/6/2026	$129	129	123
Heads Up Technologies, Inc. (4)	First Lien Senior Secured Loan	SOFR	0.75%	5.25%	8.98%	7/23/2030	$16,376	16,308	16,376
Mach Acquisition, LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	7.15%	10.81%	4/19/2027	$20,824	20,824	20,824
Saturn Purchaser Corp. (4)	First Lien Senior Secured Loan	SOFR	1.00%	4.85%	8.52%	7/22/2030	$29,633	29,587	29,633
Whitcraft-Paradigm (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.00%	8.73%	2/15/2029	$4,479	4,479	4,479
Whitcraft-Paradigm (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.73%	2/15/2029	$11,181	11,136	11,181
Aerospace & Defense Total								$204,487	$203,608	11095.8%

Automotive
Cardo (4)	First Lien Senior Secured Loan	SOFR	—	5.25%	8.98%	5/30/2028	$10,800	10,800	10,800
Chilton (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.16%	2/5/2031	$16,308	16,138	15,981
Gills Point S (4)	First Lien Senior Secured Loan	SOFR	1.00%	3.90% (1.50% PIK)	9.05%	5/17/2029	$9,770	9,674	9,525
Intoxalock (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.10%	8.74%	11/1/2028	$16,668	16,599	16,668
Automotive Total								$53,211	$52,974	2886.9%

Beverage, Food & Tobacco
AgroFresh Solutions (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.60%	9.24%	4/1/2030	$23,814	23,706	23,517
INW Manufacturing, LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.75%	9.42%	1/23/2031	$24,080	23,851	23,719
Orchard Park BidCo, Inc. (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.67%	4/21/2033	$3,068	3,053	3,053
Beverage, Food & Tobacco Total								$50,610	$50,289	2740.5%

Capital Equipment
AXH Air Coolers (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.17%	10/31/2029	$27,189	27,110	27,189
AXH Air Coolers (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.17%	10/31/2029	$13,031	13,031	13,031
Engineered Products Co., LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	4.50%	8.13%	8/12/2031	$3,245	3,216	3,245
EXT Acquisitions, Inc. (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	8.93%	12/19/2031	$4,811	4,788	4,787
Capital Equipment Total								$48,145	$48,252	2629.5%

					Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Floor (1)	Spread (1)	Rate	Date	Principal (2)	Cost	Value	Equity
Chemicals, Plastics & Rubber
Duraco (4)	First Lien Senior Secured Loan	SOFR	1.50%	6.50%	10.19%	6/6/2029	$13,554	13,373	12,876
V Global Holdings LLC (4)	First Lien Senior Secured Loan	SOFR	0.75%	5.90%	9.55%	12/22/2027	$9,893	9,876	9,299
Chemicals, Plastics & Rubber Total								$23,249	$22,175	1208.4%

Construction & Building
AGS American Glass Services Acquisition, LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.16%	7/24/2031	$3,641	3,625	3,623
G702 Buyer, Inc. (4)	First Lien Senior Secured Loan	SOFR	0.75%	4.75%	8.42%	7/2/2031	$4,466	4,405	4,466
Service Master (3)(4)(7)	First Lien Senior Secured Loan	SOFR	—	6.86% PIK	10.51%	8/16/2027	$19,290	18,784	14,708
Service Master (3)(4)(7)	First Lien Senior Secured Loan	SOFR	1.00%	6.86% PIK	10.52%	8/16/2027	$5,143	4,986	3,922
TL Sapphire Parent, Inc. (4)	First Lien Senior Secured Loan	SOFR	0.75%	5.00%	8.66%	1/24/2033	$6,958	6,924	6,888
Zeus Fire & Security (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.65%	12/11/2030	$27,643	27,473	27,643
Construction & Building Total								$66,197	$61,250	3337.9%

Consumer Goods: Durable
New Milani Group LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	4.75%	8.39%	6/26/2031	$9,701	9,656	9,701
Stanton Carpet (4)	Second Lien Senior Secured Loan	SOFR	1.00%	9.15%	12.82%	4/1/2028	$5,000	4,966	5,000
TLC Purchaser, Inc. (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.76%	9.49%	10/11/2027	$1,980	1,964	1,896
TLC Purchaser, Inc. (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.76%	9.43%	10/11/2027	$35,180	34,750	33,685
Consumer Goods: Durable Total								$51,336	$50,282	2740.2%

Consumer Goods: Non-Durable
Evriholder (4)	First Lien Senior Secured Loan	SOFR	1.50%	7.00%	10.85%	1/24/2028	$14,915	14,852	14,841
Hempz (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	8.98%	10/25/2029	$13,239	13,159	13,041
RoC Skincare (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	8.89%	2/21/2031	$23,931	23,768	23,931
Solaray, LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	4.85% (2.00% PIK)	10.51%	3/27/2029	$10,129	10,129	9,217
Summer Fridays, LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	8.89%	5/16/2031	$10,166	10,038	10,064
WU Holdco, Inc. (4)	First Lien Senior Secured Loan	SOFR	0.75%	4.75%	8.48%	4/15/2032	$26,016	25,906	26,016
Consumer Goods: Non-Durable Total								$97,852	$97,110	5292.1%

Containers, Packaging & Glass
ASP-r-pac Acquisition Co LLC (4)	First Lien Senior Secured Loan	SOFR	0.75%	5.25%	8.89%	12/31/2030	$18,236	18,180	18,236
Precision Concepts Canada Corporation (4)	First Lien Senior Secured Loan	SOFR	1.00%	4.75%	8.41%	8/2/2032	$800	793	792
Precision Concepts Parent Inc. (4)	First Lien Senior Secured Loan	SOFR	1.00%	4.75%	8.41%	8/2/2032	$1,833	1,816	1,815
Containers, Packaging & Glass Total								$20,789	$20,843	1135.9%

					Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Floor (1)	Spread (1)	Rate	Date	Principal (2)	Cost	Value	Equity
FIRE: Finance
Choreo (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	8.98%	2/18/2028	$2,444	2,444	2,444
Insigneo Financial Group LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	6.60%	10.31%	8/1/2028	$7,400	7,400	7,400
Insigneo Financial Group LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	6.60%	10.21%	8/1/2028	$2,869	2,869	2,869
PMA (4)	First Lien Senior Secured Loan	SOFR	0.75%	4.75%	8.48%	1/31/2031	$17,456	17,257	17,456
FIRE: Finance Total								$29,970	$30,169	1644.1%

FIRE: Insurance
Simplicity (4)	First Lien Senior Secured Loan	SOFR	0.75%	5.00%	8.73%	12/31/2031	$24,872	24,661	24,872
FIRE: Insurance Total								$24,661	$24,872	1355.4%

Healthcare & Pharmaceuticals
Accident Care Alliance Holdco LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.73%	8/20/2030	$13,163	13,104	13,163
AEG Vision (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.90%	9.63%	3/27/2027	$2,733	2,733	2,733
AEG Vision (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.90%	9.63%	3/27/2027	$9,227	9,227	9,227
AEG Vision (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.90%	9.63%	3/27/2027	$5,985	5,985	5,985
AOM Infusion (4)	First Lien Senior Secured Loan	SOFR	0.75%	5.00%	8.70%	3/19/2032	$3,615	3,585	3,615
Apollo Intelligence (4)	First Lien Senior Secured Loan	SOFR	0.75%	5.75%	9.39%	6/1/2028	$10,395	10,361	10,291
Beacon Specialized Living (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.23%	3/27/2028	$12,401	12,341	12,401
CRH Healthcare Purchaser, Inc. (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	8.99%	9/17/2031	$2,668	2,656	2,655
EHE Health (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.23%	8/7/2030	$24,317	24,142	24,074
HealthDrive (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.64%	8/20/2029	$20,114	20,114	20,114
HealthDrive (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.00%	8.64%	8/20/2029	$268	268	268
HealthDrive (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.00%	8.64%	8/20/2029	$6,248	6,220	6,248
Lightspeed Buyer, Inc. (4)	First Lien Senior Secured Loan	SOFR	0.75%	4.75%	8.48%	2/6/2032	$8,500	8,436	8,415
Odyssey Behavioral Health (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	8.89%	5/21/2031	$34,972	34,642	34,972
Pharmacy Partners (4)	First Lien Senior Secured Loan	SOFR	1.50%	6.50%	10.17%	2/28/2029	$23,169	23,020	23,053
Psychiatric Medical Care LLC (4)	First Lien Senior Secured Loan	SOFR	0.75%	4.75%	8.43%	7/1/2032	$10,199	10,086	10,071
Red Nucleus (4)	First Lien Senior Secured Loan	SOFR	0.75%	5.25%	9.08%	10/17/2031	$16,209	16,050	16,128
RedMed Operations (Collage Rehabilitation) (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.64%	2/28/2031	$22,646	22,436	22,646
Sunmed Group Holdings, LLC (4)	First Lien Senior Secured Loan	SOFR	0.75%	5.60%	9.26%	6/16/2028	$9,289	9,289	9,289
Vatica Health, Inc. (4)	First Lien Senior Secured Loan	SOFR	0.75%	4.25%	7.98%	10/29/2032	$9,066	8,979	9,066
Healthcare & Pharmaceuticals Total								$243,674	$244,414	13319.6%

High Tech Industries
Appriss (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.66%	3/10/2031	$21,893	21,823	21,893
LogRhythm, Inc. (4)	First Lien Senior Secured Loan	SOFR	1.00%	7.50%	11.16%	7/2/2029	$4,011	3,937	3,650
NearMap (4)	First Lien Senior Secured Loan	SOFR	1.00%	4.50%	8.16%	12/9/2029	$15,963	15,863	15,963
NearMap (4)	First Lien Senior Secured Loan	SOFR	1.00%	4.75%	8.41%	12/10/2029	$19,316	19,272	19,316
PayRange (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.64%	10/31/2030	$18,247	18,122	18,247
Pricelabs Revenue Inc. (4)	First Lien Senior Secured Loan	SOFR	—	4.75%	8.48%	3/17/2033	$1,995	1,980	1,975
SensorTower (4)	First Lien Senior Secured Loan	SOFR	2.00%	7.50%	11.17%	3/15/2029	$10,665	10,617	10,665
Superna Inc. (4)	First Lien Senior Secured Loan	SOFR	1.00%	6.50%	10.16%	3/6/2028	$15,649	15,621	15,649
High Tech Industries Total								$107,235	$107,358	5850.6%

					Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Floor (1)	Spread (1)	Rate	Date	Principal (2)	Cost	Value	Equity
Hotel, Gaming & Leisure
Awayday (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	8.98%	5/6/2032	$13,545	13,411	13,545
City BBQ (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.35%	8.99%	9/4/2030	$28,253	28,110	27,970
Pyramid Global Hospitality (4)	First Lien Senior Secured Loan	SOFR	1.25%	5.25%	8.92%	1/19/2028	$5,233	5,233	5,233
Pyramid Global Hospitality (4)	First Lien Senior Secured Loan	SOFR	1.25%	5.25%	8.92%	1/19/2028	$15,124	14,977	15,124
Hotel, Gaming & Leisure Total								$61,731	$61,872	3371.8%

Media: Advertising, Printing & Publishing
AdThrive	First Lien Senior Secured Loan	SOFR	—	4.36%	8.01%	3/23/2028	$4,884	4,836	4,697
Media: Advertising, Printing & Publishing Total								$4,836	$4,697	256.0%

Media: Diversified & Production
Owl Acquisition, LLC (4)	First Lien Senior Secured Loan	SOFR	0.75%	4.75%	8.43%	4/17/2032	$14,888	14,793	14,218
Media: Diversified & Production Total								$14,793	$14,218	774.8%

Metals & Mining
Elevation NewCo, LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.75%	9.48%	8/1/2031	$2,378	2,357	2,378
Lindstrom, LLC (4)	First Lien Senior Secured Loan	SOFR	0.75%	5.50%	9.24%	12/30/2032	$8,791	8,696	8,747
Metals & Mining Total								$11,053	$11,125	606.3%

Retail
New Look (Delaware) Corporation (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	8.98%	5/26/2028	$9,311	9,173	9,311
Thrasio, LLC (4)(7)	First Lien Senior Secured Loan	SOFR	1.00%	10.26%	14.01%	6/18/2029	$906	762	906
Thrasio, LLC (4)(6)(7)	Equity Interest	—	—	—	—	—	52	5,369	—
Thrasio, LLC (4)(6)(7)	Equity Interest	—	—	—	—	—	6	597	—
Retail Total								$15,901	$10,217	556.8%

Services: Business
ACAMS (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.73%	12/30/2031	$8,458	8,378	8,415
Allbridge (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.23%	6/5/2030	$22,191	22,104	22,191
Alogent Holdings, Inc. (4)	First Lien Senior Secured Loan	SOFR	1.00%	6.50%	10.17%	1/21/2032	$16,209	16,056	15,885
AMI (4)	First Lien Senior Secured Loan	SOFR	0.75%	5.00%	8.70%	10/17/2031	$21,725	21,599	21,725
BLI Buyer, Inc. (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.66%	10/31/2031	$8,479	8,440	8,436
Datix Bidco Limited (4)	First Lien Senior Secured Loan	SOFR	0.50%	5.00%	8.73%	4/30/2031	$17,500	17,431	17,500
Dealer Services Network (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.19%	2/9/2027	$8,619	8,594	8,619
Discovery Senior Living (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.64%	3/18/2030	$16,618	16,519	16,534
Discovery Senior Living (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.00%	8.64%	3/18/2030	$2,780	2,780	2,766
Discovery Senior Living (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.00%	8.64%	3/18/2030	$3,483	3,483	3,461
Easy Ice (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.40%	9.06%	10/30/2030	$31,071	30,716	31,071
Electronic Merchant Systems (4)	First Lien Senior Secured Loan	SOFR	0.75%	4.50%	8.15%	8/1/2030	$20,685	20,445	20,685
HLSG Intermediate, LLC (4)	First Lien Senior Secured Loan	SOFR	0.75%	4.75%	8.37%	2/2/2033	$9,975	9,901	9,875
HLSG Intermediate, LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	0.75%	4.75%	8.37%	2/2/2033	$2,141	2,133	2,118
E-Tech Group (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.23%	4/9/2030	$7,839	7,788	7,800
Morrow Sodali (4)	First Lien Senior Secured Loan	SOFR	—	5.35%	8.97%	4/25/2028	$2,167	2,157	2,167
Morrow Sodali (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.48%	9.10%	10/25/2029	$7,661	7,625	7,661
Pure Wafer (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.35%	8.99%	11/12/2030	$10,752	10,683	10,752
PRGX (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.19%	12/20/2030	$17,201	17,059	16,814
Pure Wafer (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.35%	8.99%	11/12/2030	$1,968	1,968	1,968
TEI Holdings Inc.	First Lien Senior Secured Loan	SOFR	0.50%	4.00%	7.73%	4/9/2031	$10,394	10,428	10,259
Services: Business Total								$246,287	$246,702	13444.3%

					Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Floor (1)	Spread (1)	Rate	Date	Principal (2)	Cost	Value	Equity
Services: Consumer
CorePower Yoga, LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	8.98%	4/30/2031	$20,941	20,855	20,941
MZR Buyer, LLC (4)(7)	First Lien Senior Secured Loan	SOFR	1.00%	6.90% (0.50% PIK)	11.13%	12/22/2028	$13,722	13,706	11,801
Spotless Brands (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.50%	9.17%	7/25/2028	$5,946	5,941	5,946
Vasa Fitness Buyer, Inc. (4)	First Lien Senior Secured Loan	SOFR	1.00%	6.35%	9.99%	8/15/2030	$3,970	3,923	3,930
Services: Consumer Total								$44,425	$42,618	2322.5%

Telecommunications
Meriplex Communications, Ltd. (4)(7)	First Lien Senior Secured Loan	SOFR	0.75%	5.10%	8.74%	7/17/2028	$14,621	14,462	14,365
Telecommunications Total								$14,462	$14,365	782.8%

Transportation: Cargo
A&R Logistics, Inc. (3)(4)(7)	First Lien Senior Secured Loan	SOFR	1.00%	2.60% (4.25% PIK)	10.53%	2/3/2028	$30,304	30,304	19,319
Gulf Winds International (4)	First Lien Senior Secured Loan	SOFR	1.00%	6.00% (1.00% PIK)	10.64%	12/16/2028	$14,049	13,906	13,030
Gulf Winds International (4)	First Lien Senior Secured Loan	SOFR	1.00%	6.00% (1.00% PIK)	10.64%	12/16/2028	$15,839	15,738	14,691
ICAT Logistics, Inc. (4)	First Lien Senior Secured Loan	SOFR	1.00%	6.25%	9.89%	3/1/2029	$8,933	8,813	8,843
RoadOne (4)	First Lien Senior Secured Loan	SOFR	1.00%	6.75%	10.41%	12/29/2028	$6,793	6,706	6,725
RoadOne (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	6.75%	10.41%	12/29/2028	$1,044	1,043	1,034
Transportation: Cargo Total								$76,510	$63,642	3468.2%

Transportation: Consumer
PrimeFlight Acquisition LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.23%	5/1/2029	$6,440	6,440	6,440
PrimeFlight Acquisition LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.16%	5/1/2029	$22,536	22,252	22,536
Transportation: Consumer Total								$28,692	$28,976	1579.1%

Utilities: Electric
KAMC Holdings, Inc. (4)	First Lien Senior Secured Loan	SOFR	0.75%	5.25%	8.91%	8/1/2031	$4,478	4,434	4,399
Utilities: Electric Total								$4,434	$4,399	239.7%

Utilities: Water
Vessco Water (4)	First Lien Senior Secured Loan	SOFR	0.75%	4.50%	8.14%	7/24/2031	$13,687	13,631	13,687
Vessco Water (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	0.75%	4.50%	8.20%	7/24/2031	$3,281	3,281	3,281
Utilities: Water Total								$16,912	$16,968	924.7%

					Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Floor (1)	Spread (1)	Rate	Date	Principal (2)	Cost	Value	Equity
Wholesale
Abracon Borrower, LLC. (4)(7)	First Lien Senior Secured Loan	SOFR	2.00%	5.65%	9.38%	6/10/2030	$4,321	4,321	4,321
Abracon TopCo, LLC (4)(6)(7)	Equity Interest	—	—	—	—	—	2	1,381	1,894
Blackbird Purchaser, Inc. (4)	First Lien Senior Secured Loan	SOFR	0.75%	5.75%	9.48%	12/19/2030	$5,283	5,283	5,283
Chex Finer Foods, LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.75%	9.40%	6/6/2031	$16,376	16,313	16,376
Fifty U.S. Bidco Inc (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.73%	8/1/2031	$11,414	11,363	11,414
Hultec (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.17%	3/31/2029	$6,238	6,123	6,238
SureWerx (4)	First Lien Senior Secured Loan	SOFR	0.75%	5.25%	8.98%	12/28/2029	$8,095	7,992	8,095
WSP (3)(4)(7)	First Lien Senior Secured Loan	SOFR	1.00%	1.15% (4.00% PIK)	8.81%	4/27/2028	$3,440	3,013	817
WSP (3)(4)(7)	First Lien Senior Secured Loan	—	—	8.00% PIK	8.00%	4/27/2028	$2,351	1,978	—
Wholesale Total								$57,767	$54,438	2966.5%

Investments Total								$1,619,219	$1,587,833	86530.4%

Cash Equivalents
Goldman Sachs Financial Square Government Fund Institutional Share Class	Cash Equivalents	—	—	—	3.54%	—	$64,844	64,844	64,844
Goldman Sachs US Treasury Liquid Reserves Fund	Cash Equivalents	—	—	—	3.52%	—	$24,408	24,408	24,408
Cash Equivalents Total								$89,252	$89,252	4863.9%
Investments and Cash Equivalents Total								$1,708,471	$1,677,085	91394.3%

(1)
The investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”) which resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect for the largest contract as of June 30, 2026. Certain investments are subject to an interest rate floor. Certain investments or a portion thereof may include Payment-in-Kind interest (“PIK”).
(2)
The principal amount (par amount) for all debt securities is denominated in U.S. dollars, unless otherwise noted.
(3)
Loan was on non-accrual status as of June 30, 2026.
(4)
Security valued using unobservable inputs (Level 3).
(5)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on a loan. The negative fair value, if applicable, is the result of the capitalized discount on a loan.
(6)
Non-income producing.
(7)
These investments are not pledged as collateral to any of the SLP CLO Notes. All other investments listed above are pledged as collateral to one or more of the 2018-1 Notes, the 2023-1 Notes, the 2024-1 Notes or the 2025-1 Notes (collectively the "SLP CLO Notes").

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
(36)
Assets or a portion thereof are pledged as collateral for the 2025-1 Issuer.

Below is the financial information for SLP:

Selected Balance Sheet Information

	As of	As of
	June 30, 2026	December 31, 2025
ASSETS
Investments at fair value (amortized cost of $1,619,219 and $1,556,187, respectively)	$1,587,833	$1,536,252
Cash and cash equivalents	12,897	1,964
Restricted cash and cash equivalents	80,679	125,753
Prepaid expenses	3,539	3,773
Interest receivable on investments	13,213	12,658
Receivable for sales and paydowns of investments	17,990	3,976
Total assets	$1,716,151	$1,684,376

LIABILITIES
Debt (net of unamortized debt issuance costs of $12,032 and $10,022, respectively)	$1,325,093	$1,295,228
Subordinated notes payable to members	324,082	315,859
Interest payable on debt	16,502	21,951
Interest payable on subordinated notes payable to members	9,049	8,690
Payable for investments purchased	27,214	25,455
Distributions payable to members	7,396	6,785
Accounts payable and accrued expenses	4,980	2,330
Total liabilities	$1,714,316	$1,676,298

EQUITY
Members’ equity	1,835	8,078
Total Members' equity	$1,835	$8,078
Total liabilities and members’ equity	$1,716,151	$1,684,376

Selected Statement of Operations Information

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Investment income
Interest income	$36,359	$38,684	$74,111	$76,796
Total investment income	36,359	38,684	74,111	76,796

Expenses
Interest and debt financing expenses	19,454	23,026	39,447	45,611
Interest expense on subordinated notes payable to members	9,050	7,682	17,960	15,013
Professional fees and other expenses	2,346	2,319	4,742	4,522
Total expenses	30,850	33,027	62,149	65,146
Net investment income	5,509	5,657	11,962	11,650

Net realized and unrealized gains (losses)
Net realized gain (loss) on investments	(4,572)	(1,225)	(4,311)	(5,742)
Net change in unrealized appreciation (depreciation) on investments	(8,640)	(2,501)	(11,446)	(4,500)
Net change in unrealized appreciation on members subordinated notes	9,748	11	9,748	24,141
Total net gain (loss)	(3,464)	(3,715)	(6,009)	13,899
Net increase from operations	2,045	1,942	5,953	25,549
Net increase in members' equity from operations	$2,045	$1,942	$5,953	$25,549

Note 4. Fair Value Measurements

Fair Value Disclosures

The following table presents fair value measurements of investments by major class, cash equivalents and derivatives as of June 30, 2026, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Measured at Net Asset Value (2)	Total
Investments:
First Lien Senior Secured Loans	$—	$—	$1,494,684	$4,933	$1,499,617
Second Lien Senior Secured Loans	—	—	30,069	—	30,069
Subordinated Debt	—	—	86,634	—	86,634
Preferred Equity	—	—	182,668	—	182,668
Equity Interests	—	—	168,672	8,116	176,788
Warrants	—	—	696	—	696
Subordinated Notes Investment Vehicles (1)	—	—	354,534	—	354,534
Preferred Equity Interests Investment Vehicles (1)	—	—	—	1,836	1,836
Equity Interests Investment Vehicles (1)	—	—	—	30,734	30,734
Total Investments	$—	$—	$2,317,957	$45,619	$2,363,576
Cash equivalents	$52,077	$—	$—	$—	$52,077
Forward currency exchange contracts (asset)	$—	$1,804	$—	$—	$1,804
Forward currency exchange contracts (liability)	$—	$(1,105)	$—	$—	$(1,105)
Interest rate swap (asset)	$—	$890	$—	$—	$890
Interest rate swap (liability)	$—	$(4,621)	$—	$—	$(4,621)

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2026:

	First Lien	Second Lien					Subordinated
	Senior	Senior					Notes in
	Secured	Secured	Subordinated	Preferred	Equity		Investment	Total
	Loans	Loans	Debt	Equity	Interests	Warrants	Vehicles (1)	Investments
Balance as of January 1, 2026	$1,591,538	$30,020	$95,687	$157,244	$219,124	$1,045	$348,654	$2,443,312
Purchases of investments and other adjustments to cost	377,503	—	3	18,783	2,402	—	8,985	407,676
Paid-in-kind interest income	12,115	—	6,052	1,272	—	—	—	19,439
Net accretion of discounts (amortization of premiums)	1,631	51	147	5	—	—	—	1,834
Principal repayments and sales of investments	(454,837)	—	(13,733)	(1,065)	(59,984)	—	—	(529,619)
Net change in unrealized appreciation on investments	(17,963)	(2)	(2,047)	5,378	17,544	(349)	(3,105)	(544)
Net realized gain (loss) on investments	(15,303)	—	525	1,051	(10,414)	—	—	(24,141)
Balance as of June 30, 2026	$1,494,684	$30,069	$86,634	$182,668	$168,672	$696	$354,534	$2,317,957
Change in unrealized appreciation attributable to investments still held at June 30, 2026	$(27,987)	$(2)	$(1,427)	$5,378	$7,710	$(349)	$(3,105)	$(19,782)

(1)
Represents debt investment in ISLP and SLP.

Transfers between levels, if any, are recognized at the beginning of the year in which transfers occur. For the six months ended June 30, 2026, transfers from Level 2 to Level 3, if any, were primarily due to decreased price transparency. For the six months ended June 30, 2026, transfers from Level 3 to Level 2, if any, were primarily due to increased price transparency.

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

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of June 30, 2026 were as follows:

	As of June 30, 2026
			Significant
	Fair Value of		Unobservable	Range of Significant
	Level 3 Assets (1)	Valuation Technique	Inputs	Unobservable Inputs (3)					Weighted Average (2)
First Lien Senior Secured Loan	$1,326,333	Discounted cash flows	Comparative Yield	6.3%		—	32.4%		11.5%
First Lien Senior Secured Loan	85,555	Comparable company multiple	EBITDA Multiple	7.8	x	—	15.0	x	9.2x
First Lien Senior Secured Loan	1,230	Comparable company multiple	Revenue Multiple			—			0.7x
First Lien Senior Secured Loan	10,635	Collateral Coverage	Recovery Rate			—			100.0%
Second Lien Senior Secured Loan	30,069	Discounted cash flows	Comparative Yield	12.8%		—	14.1%		13.6%
Subordinated Note Investment Vehicles	354,534	Collateral Coverage	Recovery Rate	91.0%		—	100.0%		95.8%
Subordinated Debt	86,634	Discounted cash flows	Comparative Yield	13.2%		—	19.2%		18.4%
Equity Interest	52,995	Discounted cash flows	Discount Rate			—			13.4%
Equity Interest	101,972	Comparable company multiple	EBITDA Multiple	4.5	x	—	34.5	x	12.8x
Equity Interest	6,790	Comparable company multiple	Revenue Multiple	3.7	x	—	7.8	x	6.4x
Equity Interest	5,524	Comparable company multiple	Book Value Multiple			—			1.3x
Preferred equity	29,650	Comparable company multiple	EBITDA Multiple	6.3	x	—	23.0	x	10.7x
Preferred equity	48,529	Comparable company multiple	Revenue Multiple	3.9	x	—	9.5	x	7.2x
Preferred equity	84,004	Comparable company multiple	Book Value Multiple			—			1.3x
Preferred equity	11,797	Discounted Cash Flows	Comparative Yield	13.6%		—	18.7%		16.9%
Preferred equity	4,906	Discounted Cash Flows	Discount Rate			—			13.0%
Warrants	696	Discounted Cash Flows	Discount Rate			—			25.0%
Total investments	$2,241,853

(1)
Included within the Level 3 assets of $2,317,957 is an amount of $76,104 for which the Advisor did not develop the unobservable inputs for the determination of fair value (examples include single source quotation and prior or pending transactions such as investments originated in the quarter or imminent payoffs).
(2)
Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.
(3)
The range for an asset category consisting of a single investment, if any, is not meaningful and therefore has been excluded.

The Company used the income approach and market approach to determine the fair value of certain Level 3 assets as of June 30, 2026. The significant unobservable inputs used in the income approach are the comparative yield and discount rate. The comparative yield and discount rate are used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value. The significant unobservable inputs used in the market approach are the comparable company multiple and the recovery rate. The comparable company multiple is used to estimate the enterprise value of the underlying investment. An increase/decrease in the multiple would result in an increase/decrease, respectively, in the fair value. The recovery rate represents the extent to which proceeds can be recovered. An increase/decrease in the recovery rate would result in an increase/decrease, respectively, in the fair value.

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

Debt Not Carried at Fair Value

Fair value is estimated by using market quotations or discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. If the Company’s debt obligations were carried at fair value, the fair value and level would have been as follows:

		As of
	Level	June 30, 2026	December 31, 2025
2019-1 Debt	2	$271,440	$272,182
March 2026 Notes	2	—	298,926
October 2026 Notes	2	298,292	295,222
March 2030 Notes	2	341,167	350,538
March 2031 Notes	2	338,581	—
Sumitomo Credit Facility	3	249,000	251,000
Total Debt		$1,498,480	$1,467,868

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

For the three months ended June 30, 2026 and 2025, management fees were $9.0 million and $9.3 million, respectively. For the six months ended June 30, 2026 and 2025, management fees were $18.1 million and $18.3 million, respectively.

As of June 30, 2026 and December 31, 2025, $9.0 million and $9.4 million, respectively, remained payable related to the Base Management Fee accrued in base management fee payable on the Consolidated Statements of Assets and Liabilities.

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

For the three months ended June 30, 2026 and 2025, the Company incurred $0.8 million and $5.4 million, respectively, of income incentive fees (before waivers), which are included in incentive fees on the Consolidated Statements of Operations.

For the six months ended June 30, 2026 and 2025, the Company incurred $6.4 million and $7.7 million, respectively, of income incentive fees (before waivers), which are included in incentive fees on the Consolidated Statements of Operations.

As of June 30, 2026 and December 31, 2025, there was $0.8 million and $5.9 million, respectively, related to the income incentive fee accrued in incentive fee payable on the Consolidated Statements of Assets and Liabilities.

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

There were no capital gains incentive fee payable to the Advisor under the Amended Advisory Agreement as of June 30, 2026 and December 31, 2025.

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

For the three and sixth months ended June 30, 2026 and 2025, the Company accrued no GAAP Incentive Fee. As of June 30, 2026 and December 31, 2025, there was no capital gains incentive fee payable under the Amended Advisory Agreement.

Administration Agreement

The Company has entered into an administration agreement (the “Administration Agreement”) with the BCSF Advisors, LP (in such capacity, the “Administrator”), as of October 6, 2016, pursuant to which the Administrator provides the administrative services necessary for us to operate, and the Company utilizes the Administrator’s office facilities, equipment and recordkeeping services. Pursuant to the Administration Agreement, the Administrator has agreed to oversee our public reporting requirements and tax reporting and monitor our expenses and the performance of professional services rendered to us by others. The Administrator has also hired a sub-administrator to assist in the provision of administrative services. The Company may reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including certain compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley Act of 2002, as amended, (“Sarbanes-Oxley Act”) internal control assessment. Our allocable portion of overhead is determined by the Administrator, which uses various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to the business and affairs of the Company, and will be subject to oversight by the Board.

The Company incurred expenses related to the Administrator of $0.5 million and $0.5 million for the three months ended June 30, 2026 and 2025, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. The Company incurred expenses related to the Administrator of $1.1 million and $1.2 million for the six months ended June 30, 2026 and 2025, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. As of June 30, 2026 and December 31, 2025, respectively, there were $0.5 million and $0.6 million related to the Administrator that were payable and included in accounts payable and accrued expenses in the Consolidated Statements of Assets and Liabilities. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Company incurred expenses related to the sub-administrator of $0.1 million and $0.1 million for the three months ended June 30, 2026 and 2025, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. The Company incurred expenses related to the sub-administrator of $0.3 million and $0.3 million for the six months ended June 30, 2026 and 2025, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. The Administrator will not seek reimbursement in the event that any such reimbursements would cause any distributions to our stockholders to constitute a return of capital. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and the Company will reimburse the expenses of these parties incurred and paid by the Advisor on our behalf.

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

Co-Investments

The Company invests alongside its affiliates, subject to compliance with applicable regulations and our allocation procedures. Certain types of negotiated co-investments will be made only in accordance with the terms of the exemptive order the Company received from the SEC on December 23, 2025 (the “Order”). Under the terms of the Order, a majority of the Independent Directors must reach certain conclusions in connection with certain of the co-investment transactions permitted under the Order (e.g., in the case of follow-on investments in an existing issuer in which affiliates, but not the Company, have an existing investment, and non-pro rata follow-on investments in, and dispositions of, securities of an existing issuer), including that: (i) the terms of the proposed transaction are reasonable and fair to the Company and its stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned; and (ii) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the Company’s then-current investment objectives and strategies. In certain situations where co-investment with one or more funds managed by the Advisor or its affiliates is not covered by the Order, the personnel of the Advisor or its affiliates will need to decide which funds will proceed with the investment. Such personnel will make these determinations based on policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations.

Related Party Commitments

An affiliate of the Advisor is the investment manager to certain pooled investment vehicles which are investors in the Company. These investors held 11,822,432.66 and 11,822,432.66 shares of the Company at June 30, 2026 and December 31, 2025, respectively.

Non-Controlled/Affiliate and Controlled Affiliate Investments

Transactions during the six months ended June 30, 2026 in which the issuer was either an Affiliated Person, as defined in the 1940 Act, or an Affiliated Person that the Company is deemed to control are as follows:

Portfolio Company	Fair Value as of December 31, 2025	Gross Additions (2)	Gross Reductions	Change in Unrealized Appreciation	Realized Gains (Losses)	Fair Value as of June 30, 2026	Dividend, Interest, and PIK Income	Other Income
Non-Controlled/affiliate investment
Abracon Borrower, LLC. First Lien Senior Secured Loan - Revolver	$—	$983	$(1,178)	$944	$(705)	$44	$—	$44
Abracon Borrower, LLC. First Lien Senior Secured Loan	—	6,651	(860)	6,737	(6,605)	5,923	36	—
Abracon TopCo, LLC Equity Interest (1)	—	1,908	—	704	(16)	2,596	—	—
ADT Pizza, LLC Equity Interest (1)	—	20	—	—	(20)	—	—	—
Ansett Aviation Training Equity Interest (1)	18,384	—	—	721	—	19,105	—	—
Blackbrush Oil & Gas, L.P. Preferred Equity (1)	—	—	(137)	—	137	—	—	—
DC Blox Equity Interest (1)	—	10	—	—	(10)	—	—	—
DC Blox Preferred Equity (1)	—	—	(464)	—	464	—	—	—
DC Blox Preferred Equity (1)	—	—	(67)	—	67	—	—	—
DC Blox Preferred Equity (1)	—	—	(90)	—	90	—	—	—
PPX Preferred Equity (1)	—	—	—	—	—	—	—	—
PPX Preferred Equity (1)	—	3,250	—	(425)	—	2,825	—	—
PPX Preferred Equity (1)	—	532	—	214	—	746	—	—
Walker Edison First Lien Senior Secured Loan - Delayed Draw (1)	290	232	—	—	—	522	2	21
Total Non-Controlled/affiliate investment	$18,674	$13,586	$(2,796)	$8,895	$(6,598)	$31,761	$38	$65
Controlled affiliate investment
Bain Capital Senior Loan Program, LLC Subordinated Note Investment Vehicles	$157,925	$8,985	$—	$(3,105)	$—	$163,805	$8,979	$—
Bain Capital Senior Loan Program, LLC Preferred Equity Interest Investment Vehicles	1,836	—	—	—	—	1,836	1,829	—
Bain Capital Senior Loan Program, LLC Equity Interest Investment Vehicles	5,007	—	—	(5,007)	—	—	5,183	—
BCC Jetstream Holdings Aviation (On II), LLC First Lien Senior Secured Loan (1)	4,583	—	—	350	—	4,933	—	—
BCC Jetstream Holdings Aviation (On II), LLC Equity Interest (1)	—	—	—	—	—	—	—	—
BCC Jetstream Holdings Aviation (Off I), LLC Equity Interest (1)	7,539	—	—	577	—	8,116	—	—
Gale Aviation (Offshore) Co Equity Interest (1)	55,758	—	(53,307)	10,997	(13,448)	—	—	—
International Senior Loan Program, LLC Equity Interest Investment Vehicles (1)	43,554	—	—	(12,820)	—	30,734	857	—
International Senior Loan Program, LLC Subordinated Note Investment Vehicles	190,729	—	—	—	—	190,729	8,390	—
Legacy Corporate Lending HoldCo, LLC Equity Interest (1)	1,287	—	—	104	—	1,391	—	—
Legacy Corporate Lending HoldCo, LLC Preferred Equity	68,748	13,049	—	2,207	—	84,004	2,700	—
Legacy Corporate Lending HoldCo, LLC Equity Interest (1)	—	—	—	4,133	—	4,133	—	—
Lightning Holdings B, LLC Equity Interest (1)	47,423	—	(1,150)	6,722	—	52,995	2,600	—
Parcel2Go First Lien Senior Secured Loan	56	4	(2)	(1)	—	57	1	—
Parcel2Go Equity Interest (1)	—	—	—	—	—	—	—	—
Parcel2Go Preferred Equity (1)	—	—	—	—	—	—	—	—
SG Global Midco Limited First Lien Senior Secured Loan	3	—	—	(3)	—	—	—	—
Surrey Bidco Limited First Lien Senior Secured Loan (1)	22	—	—	55	(77)	—	—	—
Voltaire Topco Limited Equity Interest (1)	—	—	—	—	—	—	—	—
Total Controlled affiliate investment	$584,470	$22,038	$(54,459)	$4,209	$(13,525)	$542,733	$30,539	$—
Total	$603,144	$35,624	$(57,255)	$13,104	$(20,123)	$574,494	$30,577	$65

(1) Non-income producing.

(2) Gross additions may include increases in the cost basis of investments resulting from new portfolio investments, PIK, the accretion of discounts, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

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

(1) Non-income producing.

Note 6. Debt

In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain exceptions, the Company is permitted to borrow amounts such that its asset coverage ratio is at least 150% after such borrowing (if certain requirements are met). The Company's sole initial shareholder adopted this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act on February 1, 2019; previously the threshold was 200%. As of June 30, 2026 and December 31, 2025, the Company’s asset coverage ratio based on aggregated borrowings outstanding was 171.0% and 175.9%, respectively.

The Company’s outstanding borrowings as of June 30, 2026 and December 31, 2025 were as follows:

	As of June 30, 2026			As of December 31, 2025
	Total Aggregate	Principal		Total Aggregate	Principal
	Principal Amount	Amount	Carrying	Principal Amount	Amount	Carrying
	Committed	Outstanding	Value (1)	Committed	Outstanding	Value (1)
2019-1 Debt	$272,000	$272,000	$270,306	$272,000	$272,000	$270,224
March 2026 Notes	—	—	—	300,000	300,000	299,786
October 2026 Notes	300,000	300,000	299,606	300,000	300,000	298,926
March 2030 Notes (2)	350,000	350,000	344,564	350,000	350,000	350,860
March 2031 Notes (2)	350,000	350,000	337,653	—	—	—
Sumitomo Credit Facility	855,000	249,000	249,000	855,000	251,000	251,000
Total Debt	$2,127,000	$1,521,000	$1,501,129	$2,077,000	$1,473,000	$1,470,796

(1)
Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.
(2)
The carrying value of the March 2030 Notes and March 2031 Notes includes the effective portion of the fair value of the interest rate swap, as further discussed in Note 7, Derivatives, to these Consolidated Financial Statements.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the six months ended June 30, 2026 and year ended December 31, 2025 was 4.8% and 4.8%, respectively.

The combined weighted average borrowings outstanding for the six months ended June 30, 2026 and year ended December 31, 2025 were $1.5 billion and $1.5 billion, respectively.

The following table shows the contractual maturities of our debt obligations as of June 30, 2026:

	Payments Due by Period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
2019-1 Debt	$272,000	$—	$—	$—	$272,000
October 2026 Notes	300,000	300,000	—	—	—
March 2030 Notes	350,000	—	—	350,000	—
March 2031 Notes	350,000	—	—	350,000	—
Sumitomo Credit Facility	249,000	—	249,000	—	—
Total Debt Obligations	$1,521,000	$300,000	$249,000	$700,000	$272,000

2019‑1 Debt

On August 28, 2019, the BCC Middle Market CLO 2019‑1 LLC (the “2019‑1 Issuer”), a Cayman Islands limited liability company and a wholly-owned and consolidated subsidiary of the Company, and BCC Middle Market CLO 2019‑1 Co-Issuer, LLC (the “Co-Issuer” and, together with the 2019-1 Issuer, the “Co-Issuers”), a Delaware limited liability company, completed its $501.0 million term debt securitization (the “2019‑1 CLO Transaction”). The notes issued in connection with the 2019‑1 CLO Transaction (the “2019‑1 Notes”) are secured by a diversified portfolio of the Co-Issuers consisting primarily of middle market loans, the majority of which are senior secured loans (the “2019‑1 Portfolio”). The Co-Issuers also issued Class A‑1L Loans (the “Loans” and, together with the 2019‑1 Notes, the “2019‑1 Debt”). The Loans are also secured by the 2019‑1 Portfolio. At the 2019‑1 Portfolio closing date, the 2019‑1 Portfolio was comprised of assets transferred from the Company and its consolidated subsidiaries. All transfers were eliminated in consolidation and there were no realized gains or losses recognized in the 2019‑1 CLO Transaction.

On November 30, 2021, the Co-Issuers refinanced the 2019‑1 CLO Transaction through a private placement of $410 million of senior secured and senior deferrable notes consisting of: (i) $282.5 million of Class A‑1‑R Senior Secured Floating Rate Notes, which currently bear interest at the applicable reference rate plus 1.50% per annum; (ii) $55 million of Class A‑2‑R Senior Secured Floating Rate Notes, which bear interest at the applicable reference rate plus 2.00% per annum; (iii) $47.5 million of Class B-R Senior Deferrable Floating Rate Notes, which bear interest at the applicable reference rate plus 2.60% per annum; and (iv) $25.0 million of Class C-R Senior Deferrable Floating Rate Notes, which bear interest at the applicable reference rate plus 3.75% per annum (collectively, the “2019‑1 CLO Reset Notes”). As part of the transactions, the 2019-1 Issuer was redomiciled from Cayman to Jersey. The 2019‑1 CLO Reset Notes are scheduled to mature on October 15, 2033 and the reinvestment period ends October 15, 2025. The Company retained $32.5 million of the Class B-R Notes and $25.0 million of the Class C-R Notes. The notes retained by the Company are eliminated in consolidation. The transaction resulted in a realized loss on the extinguishment of debt of $2.3 million from the acceleration of unamortized debt issuance costs. The obligations of the 2019-1 Issuer under the 2019-1 CLO Transaction are non-recourse to the Company.

On June 15, 2023, BCC Middle Market CLO 2019-1, LTD entered into a Second Supplemental Indenture (“2019-1 Supplemental Indenture”), dated as of June 15, 2023, pursuant to Section 8.1(xxxi) of the Indenture, dated as of November 30, 2021, between BCC Middle Market CLO 2019-1, LTD, as issuer, and Wells Fargo Bank, National Association, as trustee. The 2019-1 Supplemental Indenture provides for, among other things, an adoption of an alternate reference rate of Term SOFR plus 0.26%, effective July 1, 2023.

On July 2, 2025, the Co-Issuers refinanced the 2019‑1 CLO Reset Notes through a $430.3 million term debt securitization in the form of a collateralized loan obligation (the “CLO Reset Transaction”). The CLO Reset Transaction was executed through the issuance by the Co-Issuers of the following classes of notes pursuant to that certain second amended and restated indenture: (i) $232.0 million of Class A-1-RR Senior Secured Floating Rate Notes, which bear interest at the three-month SOFR plus 1.45%; (ii) $16.0 million of Class A-2-RR Senior Secured Floating Rate Notes, which bear interest at the three-month SOFR plus 1.60%; (iii) $24.0 million of Class A-3-RR Senior Secured Floating Rate Notes, which bear interest at the three-month SOFR plus 1.85%; (iv) $32.0 million of Class B-RR Secured Deferrable Floating Rate Notes, which bear interest at the three-month SOFR plus 2.35%; and (v) $24.0 million of Class C-RR Secured Deferrable Floating Rate Notes, which bear interest at the three-month SOFR plus 3.35% (collectively, the “2019-1 CLO Replacement Notes” or the “2019-1 Debt”). The 2019-1 CLO Replacement Notes will mature on July 15, 2036 and the reinvestment period ends April 15, 2027. As of June 30, 2026, the Company retained $32.0 million of the Class B-RR Notes and $24.0 million of the Class C-RR Notes. The notes retained by the Company are eliminated in consolidation. Additionally, the Company holds $102.3 million in membership interests in the 2019-1 Issuer (“Membership Interests”). 100% of the Membership Interests are retained by the Company and eliminated in consolidation. The obligations of the Issuer under the 2019-1 CLO Reset Transaction are non-recourse to the Company.

The following table presents information on the 2019-1 Debt as of June 30, 2026:

2019-1 Debt	Principal Amount	Spread above Index		Interest rate
Class A-1-RR Notes	$232,000	1.45	% + 3 Month SOFR	5.12%
Class A-2-RR Notes	16,000	1.60	% + 3 Month SOFR	5.27%
Class A-3-RR Notes	24,000	1.85	% + 3 Month SOFR	5.52%
Total 2019-1 Debt	$272,000

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

As of June 30, 2026, there were 50 first lien senior secured loans with a total fair value of approximately $383.2 million and cash of $12.5 million securing the 2019-1 Debt. As of December 31, 2025, there were 48 first lien senior secured loans with a total fair value of approximately $380.6 million and cash of $26.8 million securing the 2019-1 Debt. Assets that are pledged as collateral for the 2019-1 Debt are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the indenture and loan agreement governing the 2019-1 Debt. The creditors of the 2019-1 Co-Issuers have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2019-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture and loan agreement governing the 2019-1 Debt. As of June 30, 2026, the Company was in compliance with its covenants related to the 2019-1 Debt.

Costs incurred in connection with the offering of the 2019‑1 CLO Reset Notes and the 2019‑1 CLO Replacement Notes have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2019‑1 Debt on the Consolidated Statements of Assets and Liabilities and are being amortized over the life using the effective interest method. The balance of the unamortized debt issuance costs was $1.7 million and $1.8 million as of June 30, 2026 and December 31, 2025, respectively.

For the three months ended June 30, 2026 and 2025, the components of interest expense related to the 2019‑1 Co-Issuers were as follows:

	For the Three Months Ended June 30,
	2026	2025
Borrowing interest expense	$3,552	$5,479
Unused facility fee	—	—
Amortization of deferred financing costs and upfront commitment fees	41	32
Total interest and debt financing expenses	$3,593	$5,511

For the six months ended June 30, 2026 and 2025, the components of interest expense related to the 2019‑1 Co-Issuers were as follows:

	For the Six Months Ended June 30,
	2026	2025
Borrowing interest expense	$7,108	$10,988
Unused facility fee	—	—
Amortization of deferred financing costs and upfront commitment fees	82	64
Total interest and debt financing expenses	$7,190	$11,052

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

As of June 30, 2026 and December 31, 2025, the components of the carrying value of the March 2026 Notes were as follows:

	June 30, 2026	December 31, 2025
Principal amount of debt	$—	$300,000
Unamortized debt issuance cost	—	(122)
Original issue discount, net of accretion	—	(92)
Carrying value of March 2026 Notes	$—	$299,786

For the three months ended June 30, 2026 and 2025, the components of interest expense related to the March 2026 Notes were as follows:

	For the Three Months Ended June 30,
	2026	2025
Borrowing interest expense	$—	$2,212
Amortization of debt issuance cost	—	161
Accretion of original issue discount	—	121
Total interest and debt financing expenses	$—	$2,494

For the six months ended June 30, 2026 and 2025, the components of interest expense related to the March 2026 Notes were as follows:

	For the Six Months Ended June 30,
	2026	2025
Borrowing interest expense	$1,696	$4,425
Amortization of debt issuance cost	122	321
Accretion of original issue discount	92	239
Total interest and debt financing expenses	$1,910	$4,985

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

As of June 30, 2026 and December 31, 2025, the components of the carrying value of the October 2026 Notes were as follows:

	June 30, 2026	December 31, 2025
Principal amount of debt	$300,000	$300,000
Unamortized debt issuance cost	(210)	(572)
Original issue discount, net of accretion	(184)	(502)
Carrying value of October 2026 Notes	$299,606	$298,926

For the three months ended June 30, 2026 and 2025, the components of interest expense related to the October 2026 Notes were as follows:

	For the Three Months Ended June 30,
	2026	2025
Borrowing interest expense	$1,913	$1,912
Amortization of debt issuance cost	182	182
Accretion of original issue discount	160	160
Total interest and debt financing expenses	$2,255	$2,254

For the six months ended June 30, 2026 and 2025, the components of interest expense related to the October 2026 Notes were as follows:

	For the Six Months Ended June 30,
	2026	2025
Borrowing interest expense	$3,826	$3,825
Amortization of debt issuance cost	362	363
Accretion of original issue discount	318	317
Total interest and debt financing expenses	$4,506	$4,505

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

The original facility amount under the Sumitomo Credit Agreement was $300.0 million with an accordion provision to permit increases to the total facility amount up to $1.0 billion. Proceeds of the loans under the Sumitomo Credit Agreement may be used for general corporate purposes of the Company, including, without limitation, repaying outstanding indebtedness, making distributions, contributions and investments, and acquisition and funding, and such other uses as permitted under the Sumitomo Credit Agreement. The original maturity date was December 24, 2026.

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

The Sumitomo Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of June 30, 2026, the Company was in compliance with its covenants related to the Sumitomo Credit Facility.

As of June 30, 2026 and December 31, 2025, there were $249.0 million and $251.0 million of borrowings under the Sumitomo Credit Facility.

For the three months ended June 30, 2026 and 2025, the components of interest expense related to the Sumitomo Credit Facility were as follows:

	For the Three Months Ended June 30,
	2026	2025
Borrowing interest expense	$2,943	$4,804
Unused facility fee	618	525
Accretion of original issue discount	262	262
Total interest and debt financing expenses	$3,823	$5,591

For the six months ended June 30, 2026 and 2025, the components of interest expense related to the Sumitomo Credit Facility were as follows:

	For the Six Months Ended June 30,
	2026	2025
Borrowing interest expense	$5,427	$9,260
Unused facility fee	1,260	1,069
Accretion of original issue discount	521	520
Total interest and debt financing expenses	$7,208	$10,849

See Note 12. Subsequent Events for a subsequent event related to the Sumitomo Credit Facility.

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

As of June 30, 2026 and December 31, 2025, the components of the carrying value of the March 2030 Notes were as follows:

	June 30, 2026	December 31, 2025
Principal amount of debt	$350,000	$350,000
Unamortized debt issuance cost	(3,327)	(3,773)
Original issue discount, net of accretion	(2,887)	(3,273)
Effective interest rate swap hedge	778	7,906
Carrying value of March 2030 Notes	$344,564	$350,860

For the three months ended June 30, 2026 and 2025, the components of interest expense related to the March 2030 Notes were as follows:

	For the Three Months Ended June 30,
	2026	2025
Borrowing interest expense	$5,207	$5,264
Amortization of debt issuance cost	225	224
Accretion of original issue discount	194	194
Interest rate swaps	(278)	273
Hedged items	5	(33)
Total interest and debt financing expenses	$5,353	$5,922

For the six months ended June 30, 2026 and 2025, the components of interest expense related to the March 2030 Notes were as follows:

	For the Six Months Ended June 30,
	2026	2025
Borrowing interest expense	$10,413	$8,388
Amortization of debt issuance cost	446	354
Accretion of original issue discount	386	307
Interest rate swaps	(542)	347
Hedged items	(40)	(111)
Total interest and debt financing expenses	$10,663	$9,285

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

As of June 30, 2026 and December 31, 2025, the components of the carrying value of the March 2031 Notes were as follows:

	June 30, 2026	December 31, 2025
Principal amount of debt	$350,000	$—
Unamortized debt issuance cost	(4,211)	—
Original issue discount, net of accretion	(3,422)	—
Effective interest rate swap hedge	(4,714)	—
Carrying value of March 2031 Notes	$337,653	$—

For the three months ended June 30, 2026 and 2025, the components of interest expense related to the March 2031 Notes were as follows:

	For the Three Months Ended June 30,
	2026	2025
Borrowing interest expense	$5,206	$—
Amortization of debt issuance cost	224	—
Accretion of original issue discount	183	—
Interest rate swaps	57	—
Hedged items	(30)	—
Total interest and debt financing expenses	$5,640	$—

For the six months ended June 30, 2026 and 2025, the components of interest expense related to the March 2031 Notes were as follows:

	For the Six Months Ended June 30,
	2026	2025
Borrowing interest expense	$8,793	$—
Amortization of debt issuance cost	375	—
Accretion of original issue discount	305	—
Interest rate swaps	59	—
Hedged items	(93)	—
Total interest and debt financing expenses	$9,439	$—

Note 7. Derivatives

In the normal course of business, the Company enters into derivative financial instruments to achieve certain risk management objectives, including managing its interest rate and foreign currency risk exposures. The fair value of derivative contracts open as of June 30, 2026 and December 31, 2025 is included on the consolidated schedules of investments by contract.

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

The following table presents both gross and net information about derivative instruments eligible for offset in the Consolidated Statements of Assets and Liabilities as of June 30, 2026:

				Net amount of
			Gross amount of	assets or
		Gross amount of	(liabilities)	(liabilities)
	Account in the	assets on the	on the	presented on the
	consolidated	consolidated	consolidated	consolidated
	statements of	statements of	statements of	statements of	Cash Collateral
	assets	assets and	assets and	assets and	paid	Net
Counterparty	and liabilities	liabilities	liabilities	liabilities	(received) (1)	Amounts (2)
Bank of New York	Unrealized depreciation on forward currency contracts	$1,075	$(2,180)	$(1,105)	$1,105	$—
BNP Paribas	Unrealized appreciation on forward currency contracts	$321	$—	$321	$—	$321
US Bank	Unrealized appreciation on forward currency contracts	$1,304	$(201)	$1,103	$—	$1,103
Wells Fargo	Unrealized appreciation on forward currency contracts	$549	$(171)	$378	$—	$378
Citibank	Unrealized appreciation on forward currency contracts	$2	$—	$2	$—	$2
Wells Fargo	Interest rate swap	$890	$—	$890	$—	$890
BNP Paribas	Interest rate swap	$—	$(4,621)	$(4,621)	$4,621	$—

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

For the three months ended June 30, 2026 and 2025, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $207.2 million and $194.5 million, respectively, and the average notional exposure for interest rate swaps was $700.0 million and $350.0 million, respectively.

For the six months ended June 30, 2026 and 2025, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $203.6 million and $169.7 million, respectively, and the average notional exposure for interest rate swaps was $583.3 million and $233.3 million, respectively.

The effect of transactions in forward currency exchange contracts to the Consolidated Statements of Operations during the three months ended June 30, 2026 and 2025 was as follows:

	For the Three Months Ended June 30,
	2026	2025
Net realized gain (loss) on forward currency exchange contracts	$(3,136)	$(1,409)
Net change in unrealized appreciation on forward currency exchange contracts	3,214	(15,074)
Total net realized and unrealized gain (loss) on forward currency exchange contracts	$78	$(16,483)

Included in total net gains (losses) on the Consolidated Statements of Operations were net gains (losses) of $(1.2) million and $15.2 million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the three months ended June 30, 2026 and 2025, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $0.1 million and ($16.5) million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the Consolidated Statements of Operations is $(1.1) million and ($1.3) million for the three months ended June 30, 2026 and 2025, respectively.

The effect of transactions in derivative instruments to the Consolidated Statements of Operations during the six months ended June 30, 2026 and 2025 was as follows:

	For the Six Months Ended June 30,
	2026	2025
Net realized gain (loss) on forward currency exchange contracts	$(6,125)	$(3,814)
Net change in unrealized appreciation on forward currency exchange contracts	9,760	(17,147)
Total net realized and unrealized gain (loss) on forward currency exchange contracts	$3,635	$(20,961)

Included in total net gains (losses) on the Consolidated Statements of Operations were net gains (losses) of ($4.0) million and $19.5 million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the six months ended June 30, 2026 and 2025, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $3.6 million and ($21.0) million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the Consolidated Statements of Operations is ($0.4) million and ($1.5) million for the six months ended June 30, 2026 and 2025, respectively.

The Company's interest rate swaps have been designated in a qualifying hedge accounting relationship. Net realized and unrealized gains and losses for the three and six months ended June 30, 2026 and 2025, for the Company’s interest rate swaps, are in the following locations in the Consolidated Statement of Operations:

	For the Three Months Ended June 30,		Financial Statement Location
	2026	2025
Interest rate swaps	$(221)	$273	Interest and debt financing expenses
Hedged items	(25)	(33)	Interest and debt financing expenses

	For the Six Months Ended June 30,		Financial Statement Location
	2026	2025
Interest rate swaps	$(483)	$347	Interest and debt financing expenses
Hedged items	(133)	(111)	Interest and debt financing expenses

Note 8. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the six months ended June 30, 2026:

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
February 26, 2026	March 16, 2026	March 30, 2026	$0.42	$27,245
May 11, 2026	June 15, 2026	June 29, 2026	$0.42	$27,245
Total distributions declared			$0.84	$54,490

The distributions declared during the six months ended June 30, 2026 were derived from investment company taxable income and net capital gain, if any.

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

Prior to the IPO, the Company had issued 43,982,137.46 shares in the private placement of the Company’s common stock (the “Private Offering”). Each investor had entered into a separate subscription agreement relating to the Company’s common stock (the “Subscription Agreements”). Each investor had made a capital commitment to purchase shares of the Company’s common stock pursuant to the Subscription Agreements. Investors were required to make capital contributions to purchase shares of the Company’s common stock each time the Company delivered a drawdown notice, which were delivered at least 10 business days prior to the required funding date in an aggregate amount not to exceed their respective capital commitments. The number of shares to be issued to a stockholder was determined by dividing the total dollar amount of the contribution by a stockholder by the net asset value per share of the common stock as of the last day of the Company’s fiscal quarter or such other date and price per share as determined by the Board in accordance with the requirements of the 1940 Act. As of December 31, 2018, aggregate commitments relating to the Private Offering were $1.3 billion. All outstanding commitments related to these Subscription Agreements were cancelled due to the completion of the IPO on November 15, 2018. As of June 30, 2026 and December 31, 2025, the Advisor contributed in aggregate $8.9 million and $8.9 million to the Company and received 488,212.35 and 488,212.35 shares of the Company, respectively. At June 30, 2026 and December 31, 2025, the Advisor owned no outstanding common stock of the Company.

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

There have been no shares issued or proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements, issuance of common stock. There have been 0 shares and 52,336 shares, respectively, issued pursuant to the dividend reinvestment plan during the six months ended June 30, 2026 and 2025.

On May 7, 2019, the Board authorized the Company to repurchase up to $50 million of its outstanding common stock in accordance with safe harbor rules under the Exchange Act. Any such repurchases will depend upon market conditions and there is no guarantee that the Company will repurchase any particular number of shares or any shares at all. As of June 30, 2026, there have been no repurchases of common stock.

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

The Company may from time to time issue and sell common stock through public or “at the market” offerings. No common stock was issued and sold through public or “at the market” offerings during the six months ended June 30, 2026. In connection with the issuance of common stock, the Company issued and sold common stock during the six months ended June 30, 2025 as follows:

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

As of June 30, 2026, the Company had $438.0 million of unfunded commitments under loan and financing agreements as follows:

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
A&R Logistics, Inc. - Revolver	2/3/2028	$427
Abracon Borrower, LLC. - Revolver	6/10/2030	831
ACAMS - Revolver	12/30/2031	1,470
Accelevation LLC - Delayed Draw	1/2/2031	1,774
Accident Care Alliance Holdco LLC - Delayed Draw	8/20/2030	1,481
Accident Care Alliance Holdco LLC - Revolver	8/20/2030	1,392
Advanced Aircrew - Revolver	7/26/2030	650
AeriTek Global CAD Acquisition Inc. - Revolver	8/27/2030	35
AgroFresh Solutions - Revolver	4/2/2029	2,747
AGS American Glass Services Acquisition, LLC - Delayed Draw	7/24/2031	903
AGS American Glass Services Acquisition, LLC - Revolver	7/24/2031	487
Allbridge - Revolver	6/5/2030	3,825
Alldent Holding GmbH - Delayed Draw	11/29/2032	457
Allworth Financial Group, L.P. - Revolver	12/23/2027	2,816
Alogent Holdings, Inc. - Delayed Draw	1/21/2032	5,611
Alogent Holdings, Inc. - Revolver	1/21/2032	1,602
AMI - Revolver	10/17/2031	4,563
AOM Infusion - Delayed Draw	3/19/2032	228
AOM Infusion - Revolver	3/19/2032	398
AP Plastics Group, LLC - Delayed Draw	8/12/2030	794
Apollo Intelligence - Revolver	6/1/2028	225
Applitools - Revolver	5/25/2028	2,401
Appriss - Delayed Draw	3/10/2031	3,566
Appriss - Revolver	3/10/2031	2,972
Appriss Holdings, Inc. - Revolver	5/6/2028	753
ASP-r-pac Acquisition Co LLC - Revolver	12/31/2030	3,481
ATS - Revolver	7/12/2029	2,872
Awayday - Revolver	5/6/2032	1,136
AXH Air Coolers - Revolver	10/31/2029	3,670
Beacon Specialized Living - Delayed Draw	3/25/2028	7,983
Beacon Specialized Living - Revolver	3/27/2028	1,282
Beneficium - Delayed Draw	6/28/2031	9,566
BLI Buyer, Inc. - Delayed Draw	10/31/2031	3,211
BLI Buyer, Inc. - Revolver	10/31/2031	1,659
Bridger Aerospace Group Holdings, Inc. - Delayed Draw	10/28/2030	2,123
Bridger Aerospace Group Holdings, Inc. - Revolver	10/28/2030	450
BTX Precision - Revolver	7/25/2030	4,211
Chex Finer Foods, LLC - Delayed Draw	6/6/2031	2,858
Chex Finer Foods, LLC - Revolver	6/6/2031	2,902
Chilton - Delayed Draw	2/5/2031	10,122
Chilton - Revolver	2/5/2031	1,961

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Choreo - Delayed Draw	2/18/2028	2,222
City BBQ - Delayed Draw	9/4/2030	9,476
City BBQ - Revolver	9/4/2030	4,738
Comet BidCo Limited - Delayed Draw	1/30/2032	148
Comet BidCo Limited - Revolver	1/30/2032	370
CorePower Yoga, LLC - Delayed Draw	4/30/2031	1,890
CorePower Yoga, LLC - Revolver	4/30/2031	1,890
CRH Healthcare Purchaser, Inc. - Delayed Draw	9/17/2031	1,980
CRH Healthcare Purchaser, Inc. - Revolver	9/17/2031	792
Darcy Partners - Revolver	6/1/2028	279
Datix Bidco Limited - Delayed Draw	4/30/2031	2,861
Datix Bidco Limited - Revolver	10/30/2030	2,283
Discovery Senior Living - Delayed Draw	3/18/2030	1,606
Discovery Senior Living - Revolver	3/18/2030	2,360
Duraco - Revolver	6/6/2029	996
Easy Ice - Delayed Draw	10/30/2030	4,900
Easy Ice - Revolver	10/30/2030	4,155
Efficient Collaborative Retail Marketing Company, LLC - Revolver	9/30/2026	1,133
EHE Health - Revolver	8/7/2030	3,447
Electronic Merchant Systems - Revolver	8/1/2030	1,959
Elevation NewCo, LLC - Delayed Draw	8/1/2031	845
Elevation NewCo, LLC - Revolver	8/1/2031	278
Eleven Software - Revolver	5/14/2029	1,488
Engineered Products Co., LLC - Revolver	8/12/2031	496
E-Tech Group - Revolver	4/9/2030	1,090
EXT Acquisitions, Inc. - Delayed Draw	12/19/2031	793
EXT Acquisitions, Inc. - Revolver	12/19/2031	364
Facts Global Energy - Delayed Draw	12/20/2031	6,308
FC DOLMANS B.V. - Delayed Draw	3/4/2033	694
Fiduciaire Jean-Marc Faber (FJMF) - Delayed Draw	4/5/2032	1,266
Fiduciaire Jean-Marc Faber (FJMF) - Delayed Draw	4/5/2032	2,780
Fifty U.S. Bidco Inc - Delayed Draw	8/1/2031	2,752
Fifty U.S. Bidco Inc - Revolver	8/1/2031	1,033
Forward Slope - Revolver	8/22/2029	11,845
G-3 Frax Acquisition LLC - Revolver	1/30/2032	97
G702 Buyer, Inc. - Revolver	7/2/2031	772
Gulf Winds International - Revolver	12/16/2028	910
Harbor IT, LLC - Delayed Draw	3/13/2031	487
Harbor IT, LLC - Revolver	3/13/2031	89
Heads Up Technologies, Inc. - Revolver	7/23/2030	1,768
HealthDrive - Delayed Draw	8/20/2029	4,120
HealthDrive - Revolver	8/20/2029	1,652
Hellers - Delayed Draw	9/30/2030	469
Hempz - Revolver	10/25/2029	1,826
HLSG Intermediate, LLC - Delayed Draw	2/2/2033	12
HLSG Intermediate, LLC - Revolver	2/2/2033	995
Humic Acquisition Holdings, LLC - Revolver	10/21/2031	1,393
ICAT Logistics, Inc. - Delayed Draw	3/1/2029	8,968
ICAT Logistics, Inc. - Delayed Draw	3/1/2029	2,468
ICAT Logistics, Inc. - Revolver	3/1/2029	843
ImageTrend - Revolver	1/31/2029	4,000
Intoxalock - Revolver	11/1/2028	3,430

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
KAMC Holdings, Inc. - Revolver	8/1/2031	761
Kids2, LLC - Revolver	4/14/2031	1,514
Lightspeed Buyer, Inc. - Delayed Draw	2/6/2032	5,806
Lightspeed Buyer, Inc. - Revolver	2/6/2032	1,316
Lindstrom, LLC - Revolver	12/30/2032	1,351
LogRhythm, Inc. - Revolver	7/2/2029	835
Mach Acquisition, LLC - Revolver	4/19/2027	2,511
masLabor - Delayed Draw	4/5/2032	533
masLabor - Revolver	4/5/2032	267
Master ConcessionAir - Revolver	6/21/2029	7
McLarens Acquisition Inc. - Revolver	12/20/2027	719
McLarens Acquisition Inc. - Revolver	12/19/2027	314
Meteor UK Bidco Limited - Revolver	11/14/2031	1,613
Monarch Collective Holdings, LLC - Delayed Draw	3/17/2032	3,313
Monarch Collective Holdings, LLC - Revolver	3/17/2032	533
BCSF LI, LLC - Revolver	10/29/2032	4
Morrow Sodali - Delayed Draw	10/25/2029	4,396
Morrow Sodali - Revolver	10/25/2029	4,453
Morrow Sodali - Revolver	10/25/2029	2,127
MRHT - Delayed Draw	5/17/2032	2,342
MRHT - Revolver	11/10/2031	1,555
Nafinco - Delayed Draw	8/29/2031	1,148
NearMap - Revolver	12/9/2028	4,078
NearMap - Revolver	12/9/2028	1,628
NearMap - Revolver	12/9/2028	3,024
New Look Vision Group - Revolver	5/26/2028	1,303
New Milani Group LLC - Delayed Draw	6/26/2031	425
New Milani Group LLC - Revolver	6/26/2031	1,275
Odyssey Behavioral Health - Revolver	11/21/2030	7,280
OGH Bidco Limited - Delayed Draw	6/29/2029	5,230
ORBCOMM Inc. - Delayed Draw	4/27/2032	96
ORBCOMM Inc. - Revolver	4/27/2032	147
Orchard Park BidCo, Inc. - Delayed Draw	4/21/2033	2,875
Orchard Park BidCo, Inc. - Revolver	4/21/2033	1,532
Owl Acquisition, LLC - Delayed Draw	4/17/2032	893
Owl Acquisition, LLC - Revolver	4/17/2032	1,915
PayRange - Revolver	10/31/2030	4,144
Pharmacy Partners - Revolver	2/28/2029	5,491
Pharmathen - Revolver	12/31/2026	1,355
Plaskolite PPC Intermediate II LLC - Revolver	2/7/2030	498
PMA - Revolver	1/31/2031	1,225
PPT Group - Delayed Draw	2/28/2031	4,393
PPT Group - Revolver	2/28/2031	2,048
Precision Concepts Parent Inc. - Revolver	8/2/2032	302
PRGX - Delayed Draw	12/20/2030	5,464
Pricelabs Revenue Inc. - Delayed Draw	3/17/2033	554
Pricelabs Revenue Inc. - Revolver	3/17/2033	276
Psychiatric Medical Care LLC - Revolver	7/1/2032	2,004

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Pure Wafer - Revolver	11/12/2030	1,189
Pyramid Global Hospitality - Revolver	1/19/2028	3,482
QPE Alpha 4 Pty Ltd - Delayed Draw	2/5/2032	175
Reconomy - Delayed Draw	7/12/2029	1,244
Red Nucleus - Delayed Draw	10/17/2031	2,885
Red Nucleus - Revolver	10/17/2031	1,670
RedMed Operations (Collage Rehabilitation) - Delayed Draw	2/28/2031	5,251
RedMed Operations (Collage Rehabilitation) - Revolver	2/28/2031	1,891
RetailNext - Revolver	12/5/2030	155
Revalize, Inc. - Revolver	4/15/2027	770
RoadOne - Revolver	12/29/2028	464
RoC Skincare - Revolver	2/21/2030	1,871
Saturn Purchaser Corp. - Revolver	7/22/2030	6,716
SauceCo HoldCo, LLC - Revolver	5/13/2030	3,358
SensorTower - Revolver	3/15/2029	1,057
Service Master - Revolver	8/16/2027	989
Service Master - Revolver	12/31/2029	1,609
Shennong Buyer, Inc. - Revolver	5/6/2033	2,203
Simplicity - Delayed Draw	12/31/2031	7,588
Simplicity - Revolver	12/31/2031	4,348
Solairus - Delayed Draw	7/22/2030	7,274
Solaray, LLC - Revolver	3/27/2029	2,115
Spring Finco BV - Delayed Draw	7/15/2029	4,407
STAX Engineering, LLC - Delayed Draw	6/20/2033	7,143
STAX Engineering, LLC - Revolver	6/20/2033	3,361
Substantial Holdco Limited - Delayed Draw	4/20/2030	297
Summer Fridays, LLC - Revolver	5/16/2031	860
Sunmed Group Holdings, LLC - Revolver	6/16/2027	1,229
Superna Inc. - Delayed Draw	3/6/2028	2,631
Superna Inc. - Revolver	3/6/2028	2,631
SureWerx - Delayed Draw	12/28/2029	537
SureWerx - Revolver	12/28/2028	8
SureWerx - Revolver	12/28/2028	1,071
Taoglas - Revolver	2/28/2029	73
Titan Cloud Software, Inc - Revolver	9/7/2028	5,812
TL Sapphire Parent, Inc. - Delayed Draw	1/24/2033	415
TL Sapphire Parent, Inc. - Revolver	1/24/2033	1,662
TLC Purchaser, Inc. - Revolver	10/11/2027	381
V Global Holdings LLC - Revolver	1/2/2029	5,124
Varo ESI Buyer, LLC - Revolver	5/10/2032	517
Vasa Fitness, LLC - Revolver	8/15/2030	200
Vatica Health, Inc. - Revolver	10/29/2032	947
Vessco Water - Revolver	7/24/2031	1,112
Wasabi Technologies LLC - Delayed Draw	4/8/2031	4,297
Wasabi Technologies LLC - Revolver	4/8/2031	623
Webcentral - Delayed Draw	12/18/2030	58
Whitcraft-Paradigm - Revolver	2/15/2029	1,360
WSHP Cottonwood Buyer, LLC - Delayed Draw	12/20/2032	3,900
WSHP Cottonwood Buyer, LLC - Revolver	12/20/2032	2,926
WSP - Revolver	4/27/2028	278
WSP - Revolver	4/27/2028	20
WU Holdco, Inc. - Delayed Draw	4/19/2032	5,460
WU Holdco, Inc. - Revolver	4/15/2032	3,531
Zeus Fire & Security - Revolver	12/11/2030	2,282
Total		$438,041

(1)
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)
Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of June 30, 2026.

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

Note 11. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended June 30,
	2026	2025
Per share data:
Net asset value at beginning of period	$17.23	$17.65
Net investment income (1)	0.86	0.97
Net realized loss (1)(7)	(0.48)	(0.36)
Net change in unrealized appreciation (1)(2)(8)	(0.12)	0.20
Net increase in net assets resulting from operations (1)(9)(10)	0.26	0.81
Stockholder distributions from income (3)	(0.84)	(0.90)
Net asset value at end of period	$16.65	$17.56
Net assets at end of period	$1,080,365	$1,139,035
Shares outstanding at end of period	64,868,507	64,868,507
Per share market value at end of period	$12.52	$15.04
Total return based on market value (11)	(3.82)%	(9.19)%
Total return based on net asset value (4)	1.59%	4.64%
Ratios:
Ratio of net investment income to average net assets (5)(12)	10.96%	11.93%
Ratio of total expenses to average net assets (5)(12)	12.50%	12.38%
Supplemental data:
Ratio of interest and debt financing expenses to average net assets (5) (12)	7.47%	7.18%
Ratio of expenses (without incentive fees) to average net assets (5) (12)	11.92%	11.71%
Ratio of incentive fees and management fees, net of contractual and voluntary waivers, to average net assets (5) (12)	3.88%	3.90%
Average principal debt outstanding	$1,516,762	$1,520,689
Portfolio turnover (6)	16.57%	30.36%

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

Note 12. Subsequent Events

The Company’s management has evaluated the events and transactions that have occurred through August 10, 2026, the issuance date of the Consolidated Financial Statements, and noted no items requiring disclosure in this Quarterly Report or adjustment of the Consolidated Financial Statements, except as discussed below.

Sumitomo Credit Agreement Amendment

On July 28, 2026, the Company entered into the Fourth Amendment to the Sumitomo Credit Agreement (the “Fourth Amendment”). The Fourth Amendment provides for, among other things, (i) an extension of the revolver availability period for extending lenders from May 19, 2028 to July 26, 2030, (ii) an extension of the scheduled maturity date for extending lenders from May 18, 2029 to July 28, 2031, (iii) an upsize in the total facility amount from $855,000,000 to $905,000,000, (iv) the removal of the credit adjustment spread for Term SOFR Loans (as defined in the Sumitomo Credit Agreement), and (v) the joinder of new lenders to the Sumitomo Credit Agreement. The other terms of the Sumitomo Credit Agreement remained materially unchanged. Extending lenders represent $805,000,000 of commitments under the Sumitomo Credit Agreement, as amended.

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

Overview

Bain Capital Specialty Finance, Inc. (the “Company”, “we”, “our” and “us”) is an externally managed specialty finance company focused on lending to middle market companies. We have elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). We are managed by the Advisor, a subsidiary of Bain Capital Credit, LP (“Bain Capital Credit”). Our Advisor is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our Advisor also provides the administrative services necessary for us to operate (in such capacity, our “Administrator”). Since we commenced operations on October 13, 2016 through June 30, 2026, we have invested approximately $10,129.6 million in aggregate principal amount of debt and equity investments prior to any subsequent exits or repayments. We seek to generate current income and, to a lesser extent, capital appreciation through direct originations of secured debt, including first lien, first lien/last-out, unitranche and second lien debt, investments in strategic joint ventures, equity investments and, to a lesser extent, corporate bonds.

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

Our debt investment portfolio consists of primarily floating rate loans. As of June 30, 2026 and December 31, 2025, 94.5% and 92.2%, respectively, of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as SOFR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.

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

We incurred expenses related to the Administrator of $0.5 million and $0.5 million for the three months ended June 30, 2026 and 2025, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations. We incurred expenses related to the Administrator of $1.1 million and $1.2 million for the six months ended June 30, 2026 and 2025, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations.

The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. We incurred expenses related to the sub-administrator of $0.1 million and $0.1 million for the three months ended June 30, 2026 and 2025, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations. We incurred expenses related to the sub-administrator of $0.3 million and $0.3 million for the six months ended June 30, 2026 and 2025, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations.

The Administrator will not be reimbursed to the extent that such reimbursements would cause any distributions to our stockholders to constitute a return of capital. All of the foregoing expenses are ultimately borne by our stockholders.

Leverage

We may borrow money from time to time. However, our ability to incur indebtedness (including by issuing preferred stock), is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 150%. The Company's sole initial shareholder adopted this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act on February 1, 2019; previously the threshold was 200%. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. As of June 30, 2026, the Company’s asset coverage was 171.0%.

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

A focus on technology disruption, geopolitical conflict, and shifts in monetary policy continued to drive global financial markets through the second quarter of 2026. While uncertainty and risk remain, we believe underlying company fundamentals remain supportive of stable economic growth. As part of our standard portfolio management process, we take proactive steps to evaluate the impact of these and other events on our business and on the companies that we lend to. We continue to monitor the economic environment and believe our experience investing through multiple cycles, disciplined investment approach and focus on the core middle market positions us well to navigate this market landscape.

Portfolio and Investment Activity

During the three months ended June 30, 2026, we invested $182.0 million, including PIK, in 99 portfolio companies, and had $277.2 million in aggregate amount of principal repayments and sales, resulting in a net decrease in investments of $95.2 million for the period. Of the $182.0 million invested during the three months ended June 30, 2026, $67.1 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

During the three months ended June 30, 2025, we invested $529.6 million, including PIK, in 94 portfolio companies, and had $502.3 million in aggregate amount of principal repayments and sales, resulting in a net increase in investments of $27.3 million for the period. Of the $529.6 million invested during the three months ended June 30, 2025, $169.7 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

During the six months ended June 30, 2026, we invested $425.2 million, including PIK, in 134 portfolio companies, and had $532.6 million in aggregate amount of principal repayments and sales, resulting in a net decrease in investments of $107.4 million for the period. Of the $425.2 million invested during the six months ended June 30, 2026, $150.8 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

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

The following table shows the composition of the investment portfolio and associated yield data as of June 30, 2026 (dollars in thousands):

	As of June 30, 2026
					Weighted Average
					Yield (1)(2)
					at
		Percentage of		Percentage of	Amortized	Market
	Amortized Cost	Total Portfolio	Fair Value	Total Portfolio	Cost	Value
First Lien Senior Secured Loan	$1,544,042	64.9%	$1,499,617	63.4%	9.9%	9.9%
Second Lien Senior Secured Loan	29,871	1.3	30,069	1.3	12.8	12.8
Subordinated Debt	92,268	3.9	86,634	3.7	15.1	15.2
Preferred Equity	142,023	6.0	182,668	7.7	7.1	6.8
Equity Interest	131,113	5.5	176,788	7.5	0.0	0.0
Warrants	—	-	696	-	0.0	0.0
Investment Vehicles (3)	435,928	18.4	387,104	16.4	14.2	12.0
Total	$2,375,245	100.0%	$2,363,576	100.0%	10.8%	10.4%

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

The following table presents certain selected information regarding our investment portfolio as of June 30, 2026:

As of
June 30, 2026
Number of portfolio companies	214
Percentage of debt bearing a floating rate (1)	94.5%
Percentage of debt bearing a fixed rate (1)	5.5%

(1)
Measured on a fair value basis. Subordinated Notes in Investment Vehicles are included in floating rate.

The following table presents certain selected information regarding our investment portfolio as of December 31, 2025:

As of
December 31, 2025
Number of portfolio companies	203
Percentage of debt bearing a floating rate (1)	92.2%
Percentage of debt bearing a fixed rate (1)	7.8%

(1)
Measured on a fair value basis. Subordinated Notes in Investment Vehicles are included in floating rate.

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of June 30, 2026 (dollars in thousands):

	As of June 30, 2026
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$2,300,320	96.8%	$2,312,753	97.8%
Non-accrual	74,925	3.2	50,823	2.2
Total	$2,375,245	100.0%	$2,363,576	100.0%

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of December 31, 2025 (dollars in thousands):

	As of December 31, 2025
		Percentage at
		Amortized		Percentage at
	Amortized Cost	Cost	Fair Value	Fair Value
Performing	$2,466,274	98.5%	$2,489,360	99.2%
Non-accrual	36,393	1.5	19,081	0.8
Total	$2,502,667	100.0%	$2,508,441	100.0%

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2026, there were twenty-one loans from four issuers placed on non-accrual in the Company’s portfolio. As of December 31, 2025, there were twelve loans from six issuers placed on non-accrual in the Company’s portfolio.

The following table shows the amortized cost and fair value of the investment portfolio, cash and cash equivalents and foreign cash as of June 30, 2026 (dollars in thousands):

	As of June 30, 2026
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
First Lien Senior Secured Loan	$1,544,042	61.6%	$1,499,617	60.2%
Second Lien Senior Secured Loan	29,871	1.2	30,069	1.2
Subordinated Debt	92,268	3.7	86,634	3.5
Preferred Equity	142,023	5.7	182,668	7.3
Equity Interests	131,113	5.2	176,788	7.1
Warrants	—	—	696	0.0
Subordinated Notes in Investment Vehicles (1)	369,709	14.8	354,534	14.2
Preferred Equity Interest in Investment Vehicles (1)	10	0.0	1,836	0.1
Equity Interests in Investment Vehicles (1)	66,209	2.6	30,734	1.2
Cash and cash equivalents	97,187	3.9	97,187	3.9
Foreign cash	14,632	0.6	14,957	0.6
Restricted cash and cash equivalents	18,467	0.7	18,467	0.7
Total	$2,505,531	100.0%	$2,494,187	100.0%

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

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of June 30, 2026 (dollars in thousands):

	As of June 30, 2026
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies (1)	Percentage of Total
2	2,226,541	94.2	202	94.4
3	86,203	3.6	7	3.3
4	50,832	2.2	5	2.3
Total	$2,363,576	100.0%	214	100.0%

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

As of June 30, 2026, the Company had commitments with respect to its equity and subordinated note interests of ISLP in the aggregate amount of $254.3 million. The Company has contributed $254.3 million in capital and has no unfunded capital commitments. As of June 30, 2026, Pantheon had commitments with respect to its equity and subordinated note interests of ISLP in the aggregate amount of $149.2 million. Pantheon had contributed $149.2 million in capital and has no unfunded capital commitments. The Company and Pantheon each appointed two members to ISLP’s four-person Member Designees’ Committee. All material decisions with respect to ISLP, including those involving its investment portfolio, require unanimous approval of a quorum of Member Designees’ Committee. The Company does not consolidate its investments in ISLP as it is not a substantially wholly owned investment company subsidiary. In addition, the Company does not control ISLP due to the allocation of voting rights among ISLP members.

As of June 30, 2026, ISLP had $705.7 million in debt and equity investments, at fair value. The following table is a summary of ISLP’s portfolio at fair value:

	As of	As of
	June 30, 2026	December 31, 2025
Total investments	$705,688	$733,104
Weighted average yield on investments	9.7%	9.6%
Number of borrowers in ISLP	38	40
Largest portfolio company investment	$54,461	$52,026
Total of five largest portfolio company investments	$203,566	$200,518
Unfunded commitments	$861	$1,344

Bain Capital Senior Loan Program, LLC

On February 9, 2022, the Company and an entity advised by Amberstone Co., Ltd. (“Amberstone”), a credit focused investment manager that advises institutional investors, committed capital to a newly formed joint venture, Bain Capital Senior Loan Program, LLC (“SLP”). Pursuant to an amended and restated limited liability company agreement between the Company and Amberstone, each such party has a 50% economic ownership interest in SLP. SLP will seek to invest primarily in senior secured first lien loans of U.S. borrowers.

As of June 30, 2026, the Company’s investment in SLP consisted of subordinated notes of $163.8 million, preferred equity interests of $1.8 million and equity interests of $0.0 million. As of December 31, 2025, the Company’s investment in SLP consisted of subordinated notes of $157.9 million, preferred equity interests of $1.8 million and equity interests of $5.0 million. The Company and Amberstone each appointed two members to SLP’s four-person Member Designees’ Committee. All material decisions with respect to SLP, including those involving its investment portfolio, require unanimous approval of a quorum of Member Designees’ Committee. The Company does not consolidate its investments in SLP as it is not a substantially wholly owned investment company subsidiary. In addition, the Company does not control SLP due to the allocation of voting rights among SLP members.

The following table is a summary of SLP’s portfolio at fair value:

	As of	As of
	June 30, 2026	December 31, 2025
Total investments	$1,587,833	$1,536,252
Weighted average yield on investments	9.3%	9.4%
Number of borrowers in SLP	107	99
Largest portfolio company investment	$42,011	$42,227
Total of five largest portfolio company investments	$188,063	$188,219
Unfunded commitments	$1,210	$4,109

Results of Operations

Our operating results for the three months ended June 30, 2026 and 2025 were as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2026	2025
Total investment income	$62,348	$70,965
Total expenses, net of fee waivers	33,011	39,299
Net investment income before taxes	29,337	31,666
Less: Income taxes, including excise tax	732	1,076
Net investment income	28,605	30,590
Net realized gain (loss)	(17,928)	3,322
Net change in unrealized appreciation	3,378	(10,190)
Net increase in net assets resulting from operations	$14,055	$23,722

Our operating results for the six months ended June 30, 2026 and 2025 were as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2026	2025
Total investment income	$128,522	$137,804
Total expenses, net of fee waivers	70,915	72,952
Net investment income before taxes	57,607	64,852
Less: Income taxes, including excise tax	1,638	2,152
Net investment income	55,969	62,700
Net realized loss	(30,479)	(23,285)
Net change in unrealized appreciation	(8,045)	12,854
Net increase in net assets resulting from operations	$17,445	$52,269

Net increase in net assets resulting from operations can vary from period to period as a result of various factors, including additional financing, new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. Due to these factors, comparisons may not be meaningful.

Investment Income

The composition of our investment income for the three months ended June 30, 2026 and 2025 was as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2026	2025
Interest income	$45,167	$54,226
Dividend income	7,839	5,063
PIK income	7,531	7,518
Other income	1,811	4,158
Total investment income	$62,348	$70,965

Interest income from investments, which includes interest and accretion of discounts and fees, decreased to $45.2 million for the three months ended June 30, 2026 from $54.2 million for the three months ended June 30, 2025, primarily due to a decrease in yield of the investment portfolio.

Dividend income increased to $7.8 million for the three months ended June 30, 2026 from $5.1 million for the three months ended June 30, 2025, primarily due to an increase in dividend income from SLP and certain equity investments.

PIK income remained at approximately $7.5 million for the three months ended June 30, 2026 from the three months ended June 30, 2025, primarily due to an increase in the number of investments earning PIK income, including new investments underwritten with PIK income and amendments to existing investments, partially offset by certain PIK investments being placed on non-accrual status.

Other income decreased to approximately $1.8 million for the three months ended June 30, 2026 from $4.2 million for the three months ended June 30, 2025, primarily due to a decrease in structuring, closing and commitment fees earned on certain investments.

The composition of our investment income for the six months ended June 30, 2026 and 2025 was as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2026	2025
Interest income	$94,535	$105,054
Dividend income	14,441	11,574
PIK income	16,238	14,143
Other income	3,308	7,033
Total investment income	$128,522	$137,804

Interest income from investments, which includes interest and accretion of discounts and fees, decreased to $94.5 million for the six months ended June 30, 2026 from $105.1 million for the six months ended June 30, 2025, primarily due to a decrease in yield of the investment portfolio.

Dividend income increased to $14.4 million for the six months ended June 30, 2026 from $11.6 million for the six months ended June 30, 2025, primarily due to an increase in dividend income from SLP and certain equity investments.

PIK income increased to approximately $16.2 million for the six months ended June 30, 2026 from $14.1 million for the six months ended June 30, 2025, primarily due to an increase in the number of investments earning PIK income, including new investments underwritten with PIK income and amendments to existing investments.

Other income decreased to approximately $3.3 million for the six months ended June 30, 2026 from $7.0 million for the six months ended June 30, 2025, primarily due to a decrease in commitment and upfront fees earned on certain investments.

As of June 30, 2026, the weighted average yield of our investment portfolio decreased to 10.8% from 11.4% as of June 30, 2025, at amortized cost.

Operating Expenses

The composition of our operating expenses for the three months ended June 30, 2026 and 2025 were as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2026	2025
Interest and debt financing expenses	$20,664	$21,772
Base management fee	8,993	9,257
Incentive fee	801	5,446
Professional fees	612	714
Directors fees	180	182
Other general and administrative expenses	1,761	1,928
Total expenses, net of fee waivers	$33,011	$39,299

The composition of our operating expenses for the six months ended June 30, 2026 and 2025 were as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2026	2025
Interest and debt financing expenses	$40,916	$40,676
Base management fee	18,078	18,325
Incentive fee	6,419	7,668
Professional fees	1,312	1,428
Directors fees	360	356
Other general and administrative expenses	3,830	4,499
Total expenses, net of fee waivers	$70,915	$72,952

Interest and Debt Financing Expenses

Interest and debt financing expenses on our borrowings decreased to $20.7 million from $21.8 million for the three months ended June 30, 2026 and 2025, respectively. This decrease was primarily due to a decrease in average debt outstanding. Interest and debt financing expenses on our borrowings increased to $40.9 million from $40.7 million for the six months ended June 30, 2026 and 2025, respectively. This increase was primarily due to fluctuations in base rates. The weighted average principal debt balance outstanding for the three months ended June 30, 2026 was $1.5 billion compared to $ 1.6 billion for the three months ended June 30, 2025. The weighted average principal debt balance outstanding for the six months ended June 30, 2026 was $1.5 billion compared to $1.5 billion for the six months ended June 30, 2025.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the six months ended June 30, 2026 and the year ended December 31, 2025 was 4.8% and 4.8%, respectively.

Management Fee

Management fee (net of waivers) decreased to $9.0 million for the three months ended June 30, 2026 from $9.3 million for the three months ended June 30, 2025. Management fee (gross of waivers) decreased to $9.0 million for the three months ended June 30, 2026 from $9.3 million for the three months ended June 30, 2025, primarily due to a decrease in total assets throughout the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Management fee waived for the three months ended June 30, 2026 and 2025 was $0.0 million and $0.0 million, respectively.

Management fee (net of waivers) was $18.1 million for the six months ended June 30, 2026 and $18.3 million for the six months ended June 30, 2025. Management fee (gross of waivers) was $18.1 million for the six months ended June 30, 2026 and $18.3 million for the six months ended June 30, 2025. Management fee waived for the three and six months ended June 30, 2026 and 2025 was $0.0 million and $0.0 million, respectively.

Incentive Fee

Incentive fee (net of waivers) decreased to $0.8 million for the three months ended June 30, 2026 from $5.4 million for the three months ended June 30, 2025. The following table summarizes the incentive fee for the three months ended June 30, 2026 and 2025 (dollars in thousands):

	For the Three Months Ended June 30,
	2026	2025
Trailing twelve quarter pre-incentive fee net investment income	$446,562	$467,469
Trailing twelve quarter Net Capital Loss	(82,140)	(43,534)
Cumulative Net Return	364,422	423,935
Incentive fee rate on Cumulative Net Return	17.5%	17.5%
Incentive Fee Cap	63,774	74,188
Prior eleven quarter payments	(62,973)	(68,742)
Total incentive fee	$801	$5,446

For the three months ended June 30, 2026, there were no incentive fees related to the GAAP Incentive Fee.

Incentive fee (net of waivers) decreased to $6.4 million for the six months ended June 30, 2026 from $7.7 million for the six months ended June 30, 2025, primarily due to the incentive fee cap.

For the six months ended June 30, 2026, there were no incentive fees related to the GAAP Incentive Fee.

Professional Fees and Other General and Administrative Expenses

Professional fees and other general and administrative expenses decreased to $2.4 million for the three months ended June 30, 2026 from $2.6 million for the three months ended June 30, 2025, primarily due to a decrease in costs associated with servicing our investment portfolio.

Professional fees and other general and administrative expenses decreased to $5.1 million for the six months ended June 30, 2026 from $5.9 million for the six months ended June 30, 2025, primarily due to a decrease in costs associated with servicing our investment portfolio.

Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended June 30, 2026 and 2025 (dollars in thousands):

	For the Three Months Ended June 30,
	2026	2025
Gross realized gain on investments	$2,754	$5,515
Gross realized loss on investments	(16,657)	(1,365)
Gross realized gain on foreign currency transactions	—	581
Gross realized loss on foreign currency transactions	(889)	—
Gross realized gain on forward currency exchange contracts	—	220
Gross realized loss on forward currency exchange contracts	(3,136)	(1,629)
Net realized gain (loss)	$(17,928)	$3,322

Change in unrealized appreciation on investments	$38,601	$31,311
Change in unrealized depreciation on investments	(38,210)	(27,911)
Net change in unrealized appreciation on investments	391	3,400
Unrealized appreciation on foreign currency translation	(227)	1,484
Unrealized appreciation on forward currency exchange contracts	3,214	(15,074)
Net change in unrealized appreciation on foreign currency and forward currency exchange contracts	2,987	(13,590)
Net change in unrealized appreciation	$3,378	$(10,190)

For the three months ended June 30, 2026, realized gains were primarily driven by the sale of the Company’s equity interest in FCG Acquisitions, Inc. For the three months ended June 30, 2026, realized losses were primarily driven by the exit of the Company’s debt investments in Aptus 1724 Gmbh and Music Creation Group Bidco GmbH as well as a restructuring of the Company's investment in Abracon Group Holding, LLC.

For the three months ended June 30, 2025, realized gains were primarily driven by the sale of the Company's equity interest in Eagle Rock Capital Corporation. For the three months ended June 30, 2025, realized losses were primarily driven by the sale of the Company's debt investment in Ansett Aviation Training.

For the three months ended June 30, 2026, we had $38.6 million in unrealized appreciation on 61 portfolio company investments, which was offset by $38.2 million in unrealized depreciation on 150 portfolio company investments. For the three months ended June 30, 2026, unrealized appreciation was primarily driven by the reversal of unrealized depreciation resulting from the exit of Aptus 1724 Gmbh and Music Creation Group Bidco GmbH and the restructuring of Abracon Group Holdings, LLC. and company specific valuation adjustments on equity investments in AXH Air Coolers and on debt investments in American Trailer Rental Group. For the three months ended June 30, 2026, the unrealized depreciation was primarily driven by decreases in the fair value of the Company's investment in SLP and certain portfolio company investments including Service Master, A&R Logistics, Inc, and MZR Buyer, LLC, reflecting a combination of company specific valuation adjustments and market driven factors including widening of credit spreads.

For the three months ended June 30, 2025, we had $31.3 million in unrealized appreciation on 77 portfolio company investments, which was offset by $27.9 million in unrealized depreciation on 102 portfolio company investments. For the three months ended June 30, 2025, unrealized appreciation was primarily driven by an increase in the fair value of the Company's investment in SLP and company specific valuation adjustments on equity investments in iBanFirst, and Lightning Holdings B, LLC. For the three months ended June 30, 2025, unrealized depreciation was primarily due to a decrease in fair value of the Company's investment in ISLP, widening of credit spreads and company specific valuation adjustments on Walker Edison.

The following table summarizes our net realized and unrealized gains (losses) for the six months ended June 30, 2026 and 2025 (dollars in thousands):

	For the Six Months Ended June 30,
	2026	2025
Gross realized gain on investments	$6,565	$6,834
Gross realized loss on investments	(30,096)	(26,637)
Gross realized gain on foreign currency transactions	—	361
Gross realized loss on foreign currency transactions	(823)	(29)
Gross realized gain on forward currency exchange contracts	-	381
Gross realized loss on forward currency exchange contracts	(6,125)	(4,195)
Net realized loss	$(30,479)	$(23,285)

Change in unrealized appreciation on investments	$56,129	$75,347
Change in unrealized depreciation on investments	(73,572)	(47,265)
Net change in unrealized appreciation on investments	(17,443)	28,082
Unrealized appreciation on foreign currency translation	(362)	1,919
Unrealized appreciation on forward currency exchange contracts	9,760	(17,147)
Net change in unrealized appreciation on foreign currency and forward currency exchange contracts	9,398	(15,228)
Net change in unrealized appreciation	$(8,045)	$12,854

For the six months ended June 30, 2026, realized gains were primarily driven by the sale of the Company’s equity interest in BTX Precision and FCG Acquisitions, Inc. For the six months ended June 30, 2026, realized losses were primarily driven by the sale of the Company’s equity interest in Gale Aviation (Offshore) Co, the exit of Aptus 1724 GmbH, and Music Creation Group Bidco GmbH and the restructuring of the Company's investment in Abracon Group Holdings, LLC.

For the six months ended June 30, 2025, realized gains were primarily driven by the sale of the Company’s equity interest in Eagle Rock Capital Corporation and debt investments in Goodfellow. For the six months ended June 30, 2025, realized losses were primarily driven by the sale of the Company’s investment in Aimbridge Acquisition Co., Inc. and Forming Machining Industries Holdings, LLC.

For the six months ended June 30, 2026, we had $56.1 million in unrealized appreciation on 57 portfolio company investments, which was offset by $73.6 million in unrealized depreciation on 163 portfolio company investments. For the six months ended June 30, 2026, the unrealized appreciation was primarily driven by the reversal of unrealized depreciation resulting from the sale of Gale Aviation (Offshore) Co., Aptus 1724 GmbH, and Music Creation Group Bidco GmbH. The unrealized appreciation was further driven by company specific valuation adjustments on equity investments in Legacy Corporate Lending HoldCo, LLC and AXH Air Coolers. For the six months ended June 30, 2026, the unrealized depreciation was primarily driven by decreases in the fair value of the Company’s investment in ISLP and SLP and certain portfolio company investments including Service Master, Applitools, A&R Logistics, Inc, and MZR Buyer, LLC.

For the six months ended June 30, 2025, we had $75.3 million in unrealized appreciation on 90 portfolio company investments, which was offset by $47.3 million in unrealized depreciation on 100 portfolio company investments. For the six months ended June 30, 2025 unrealized appreciation was primarily driven by the reversal of prior unrealized depreciation resulting from the sale of Aimbridge Hospitality and Forming Machining Industries Holdings, LLC and company specific valuation adjustments on iBanFirst, Eagle Rock Capital Corporation, Legacy Corporate Lending HoldCo, LLC and Lightning Holdings B, LLC. For the six months ended June 30, 2025, unrealized depreciation was primarily due to a decrease in fair value of the Company's investment in ISLP, widening of credit spreads and company specific valuation adjustments on Walker Edison and Thrasio.

The following table summarizes the impact of foreign currency for the three months ended June 30, 2026 and 2025 (dollars in thousands):

	For the Three Months Ended June 30,
	2026	2025
Net change in unrealized appreciation on investments due to foreign currency	$(519)	$10,592
Net realized gain on investments due to foreign currency	461	2,537
Net change in unrealized appreciation on foreign currency translation	(227)	1,484
Net realized gain (loss) on foreign currency transactions	(889)	581
Net change in unrealized appreciation on forward currency exchange contracts	3,214	(15,074)
Net realized loss on forward currency exchange contracts	(3,136)	(1,409)
Foreign currency impact to net decrease in net assets resulting from operations	$(1,096)	$(1,289)

Included in total net gains (losses) on the Consolidated Statements of Operations were gains (losses) of $(1.2) million and $15.2 million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the three months ended June 30, 2026 and 2025, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $0.1 million and ($16.5) million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the Consolidated Statements of Operations is $(1.1) million and ($1.3) million for the three months ended June 30, 2026 and 2025, respectively.

The following table summarizes the impact of foreign currency for the six months ended June 30, 2026 and 2025 (dollars in thousands):

	For the Six Months Ended June 30,
	2026	2025
Net change in unrealized appreciation on investments due to foreign currency	$(3,648)	$14,771
Net realized gain on investments due to foreign currency	798	2,476
Net change in unrealized appreciation on foreign currency translation	(362)	1,919
Net realized gain (loss) on foreign currency transactions	(823)	332
Net change in unrealized appreciation on forward currency exchange contracts	9,760	(17,147)
Net realized loss on forward currency exchange contracts	(6,125)	(3,814)
Foreign currency impact to net decrease in net assets resulting from operations	$(400)	$(1,463)

Included in total net gains (losses) on the Consolidated Statements of Operations were gains (losses) of ($4.0) million, and $19.5 million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the six months ended June 30, 2026 and 2025, respectively. Including the total net realized and unrealized losses on forward currency exchange contracts of $3.6 million and ($21.0) million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the Consolidated Statements of Operations is ($0.4) million and ($1.5) million for the six months ended June 30, 2026 and 2025, respectively.

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

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended June 30, 2026 and 2025, the increase in net assets resulting from operations was $14.1 million and $23.7 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended June 30, 2026 and 2025, our per share net increase in net assets resulting from operations was $0.22 and $0.37, respectively.

For the six months ended June 30, 2026 and 2025, the increase in net assets resulting from operations was $17.4 million and $52.3 million, respectively. Based on the weighted average shares of common stock outstanding for the six months ended June 30, 2026 and 2025, our per share net increase in net assets resulting from operations was $0.27 and $0.81, respectively.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time raise additional equity or debt capital through registered offerings, enter into additional debt facilities, or increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. We are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. As of June 30, 2026 and December 31, 2025, our asset coverage ratio was 171.0% and 175.9%, respectively.

At June 30, 2026 and December 31, 2025, we had $130.6 million and $58.9 million in cash, foreign cash, restricted cash and cash equivalents, respectively.

At June 30, 2026, we had approximately $606.0 million of availability on our Sumitomo Credit Facility, subject to existing terms and regulatory requirements. At December 31, 2025 we had approximately $604.0 million of availability on our Sumitomo Credit Facility subject to existing terms and regulatory requirements.

For the six months ended June 30, 2026, cash, foreign cash, restricted cash, and cash equivalents increased by $71.7 million. During the six months ended June 30, 2026, we provided $97.4 million in cash for operating activities. The increase in cash provided by operating activities was primarily related to proceeds from principal payments and sales of investments of $489.0 million and a net increase in assets resulting from operations of $17.4 million, which was offset by purchases of investments of $406.4 million. During the six months ended June 30, 2026, we used $24.5 million for financing activities, primarily on repayments of $679.0 million and distributions paid during the period of $64.2 million, partially offset by the issuance of the March 2031 Notes for $350.0 million, and borrowings under our Sumitomo Credit Facility of $377.0 million.

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

On May 7, 2019, the Company’s Board authorized the Company to repurchase up to $50 million of its outstanding common stock in accordance with safe harbor rules under the Exchange Act. Any such repurchases will depend upon market conditions and there is no guarantee that the Company will repurchase any particular number of shares or any shares at all. As of June 30, 2026, there have been no repurchases of common stock.

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

The Company may from time to time issue and sell common stock through public or “at the market” offerings. No common stock was issued and sold through public or “at the market” offerings during the six months ended June 30, 2026. In connection with the issuance of common stock, the Company issued and sold common stock during the six months ended June 30, 2025 as follows:

	Number of Shares of Common		Underwriting Fees/		Average Offering
Issuances of Common Stock	Stock Issued	Gross Proceeds	Offering Expenses	Net Proceeds	Price Per Share
“At the market” offerings	253.9	$4,574.7	$23.2	$4,551.4	$18.02
Total			$23.2	$4,551.4

Debt

The Company’s outstanding borrowings as of June 30, 2026 and December 31, 2025 were as follows:

	As of June 30, 2026			As of December 31, 2025
	Total Aggregate	Principal		Total Aggregate	Principal
	Principal Amount	Amount	Carrying	Principal Amount	Amount	Carrying
	Committed	Outstanding	Value (1)	Committed	Outstanding	Value (1)
2019-1 Debt	$272,000	$272,000	$270,306	$272,000	$272,000	$270,224
March 2026 Notes	—	—	—	300,000	300,000	299,786
October 2026 Notes	300,000	300,000	299,606	300,000	300,000	298,926
March 2030 Notes (2)	350,000	350,000	344,564	350,000	350,000	350,860
March 2031 Notes (2)	350,000	350,000	337,653	—	—	—
Sumitomo Credit Facility	855,000	249,000	249,000	855,000	251,000	251,000
Total Debt	$2,127,000	$1,521,000	$1,501,129	$2,077,000	$1,473,000	$1,470,796

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

Distribution Policy

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the six months ended June 30, 2026 (dollars in thousands, except per share):

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
February 26, 2026	March 16, 2026	March 30, 2026	$0.42	$27,245
May 11, 2026	June 15, 2026	June 29, 2026	$0.42	$27,245
Total distributions declared			$0.84	$54,490

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

Significant Accounting Estimates and Critical Accounting Policies

Basis of Presentation

The Company’s unaudited Consolidated Financial Statements have been prepared in accordance with U.S. GAAP. The Company’s Consolidated Financial Statements and related financial information have been prepared pursuant to the requirements for reporting on Form 10‑Q and Articles 1, 6, 10 and 12 of Regulation S-X. These Consolidated Financial Statements reflect adjustments that in the opinion of the Company are necessary for the fair statement of the financial position and results of operations for the periods presented herein and are not necessarily indicative of the full fiscal year. We have determined we meet the definition of an investment company and follow the accounting and reporting guidance in ASC 946. Our financial currency is U.S. dollars and these Consolidated Financial Statements have been prepared in that currency.

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

We have entered into an Administration Agreement with the Administrator pursuant to which the Administrator will furnish us with administrative services necessary to conduct our day-to-day operations. The Administration Agreement was approved by our Board on October 6, 2016. We reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including certain compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley Act internal control assessment.

If any of our contractual obligations discussed above are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our Amended Advisory Agreement and Administration Agreement.

The following table shows the contractual maturities of our debt obligations as of June 30, 2026 (dollars in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
2019-1 Debt	$272,000	$—	$—	$—	$272,000
October 2026 Notes	300,000	300,000	—	—	—
March 2030 Notes	350,000	—	—	350,000	—
March 2031 Notes	350,000	—	—	350,000	—
Sumitomo Credit Facility	249,000	—	249,000	—	—
Total Debt Obligations	$1,521,000	$300,000	$249,000	$700,000	$272,000

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

If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned.

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. Uncertainty with respect to the imposition of tariffs on and trade disputes with certain countries, the fluctuations in global interest rates, the ongoing war between Russia and Ukraine, continued conflicts and political unrest in the Middle East and South America and concerns over future increases in inflation or adverse investor sentiment generally, introduced significant volatility in the financial markets, and the effects of this volatility have materially impacted and could continue to materially impact our market risks, including those listed below. For more information concerning these risks and their potential impact on our business and our operating results, see “Risk Factors—General Risk Factors—Economic recessions or downturns could impair our portfolio companies, and defaults by our portfolio companies will harm our operating results" and "Risk Factors—General Risk Factors—Inflation and actions by central banks or monetary authorities, including the U.S. Federal Reserve, to address inflation may adversely affect the business, results of operations and financial condition of our portfolio companies" in our Annual Report.

Assuming that the statement of financial condition as of June 30, 2026 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands). Net increase (decrease) in net investment income (as shown in the table below) includes the impact of incentive fees:

			Net Increase
	Increase	Increase	(Decrease) in Net
	(Decrease) in	(Decrease) in	Investment
Change in Interest Rates	Interest Income	Interest Expense	Income
Down 100 Basis Points	$(16,676)	$(12,210)	$(3,684)
Down 200 Basis Points	(33,139)	(24,420)	(7,193)
Down 300 Basis Points	(45,982)	(35,963)	(8,266)
Up 100 Basis Points	17,000	12,210	3,952
Up 200 Basis Points	34,000	24,420	7,904
Up 300 Basis Points	51,001	36,630	11,856

From time to time, we may make investments that are denominated in a foreign currency. These investments are translated into U.S. dollars at the balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure investors that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026 (the end of the period covered by this report), our management has carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15 and 15d‑15(e) under the Exchange Act). Based on that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act, that occurred during our most recently completed fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the fiscal quarter ended June 30, 2026, there have been no material changes to the risk factors set forth in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not engage in any unregistered sales of equity securities, issue any common stock under the Company's dividend reinvestment plan, or purchase any common stock during the three months ended June 30, 2026.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

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

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS*	XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bain Capital Specialty Finance, Inc.

Date: August 10, 2026	By:	/s/ Michael A. Ewald
	Name:	Michael A. Ewald
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2026	By:	/s/ Amit Joshi
	Name:	Amit Joshi
	Title:	Chief Financial Officer (Principal Financial Officer) and Principal Accounting Officer