Form 10-Q
period 2026-09-30
Bain Capital Specialty Finance, Inc.
filed 2026-11-09
CIK 1655050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 9, 2026, the registrant had 64,868,507 shares of common stock outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of	As of
	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliate investments (amortized cost of $1,686,467 and $1,891,513, respectively)	$1,682,370	$1,905,297
Non-controlled/affiliate investments (amortized cost of $44,550 and $7,504, respectively)	56,832	18,674
Controlled affiliate investments (amortized cost of $553,204 and $603,650, respectively)	531,132	584,470
Cash and cash equivalents	25,690	23,092
Foreign cash (cost of $2,309 and $2,477, respectively)	2,854	3,151
Restricted cash and cash equivalents	30,110	32,667
Collateral on derivatives	31,781	10,993
Deferred financing costs	5,432	3,543
Interest receivable on investments	36,526	38,023
Interest rate swap	—	7,976
Receivable for sales and paydowns of investments	16,878	28,856
Prepaid insurance	438	489
Unrealized appreciation on forward currency exchange contracts	3,462	—
Dividend receivable	3,866	5,354
Total Assets	$2,427,371	$2,662,585

Liabilities
Debt (net of unamortized debt issuance costs of $14,714 and $10,110, respectively)	$1,300,111	$1,470,796
Interest rate swap	24,873	—
Interest payable	10,502	12,376
Payable for investments purchased	700	2,110
Collateral payable on derivatives	—	12,907
Unrealized depreciation on forward currency exchange contracts	—	9,061
Base management fee payable	8,779	9,408
Incentive fee payable	—	5,877
Accounts payable and accrued expenses	12,580	12,910
Distributions payable	—	9,730
Total Liabilities	1,357,545	1,545,175

Commitments and Contingencies (See Note 10)

Net Assets
Common stock, par value $0.001 per share, 100,000,000,000 and 100,000,000,000 shares authorized, 64,868,507 and 64,868,507 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	65	65
Paid in capital in excess of par value	1,161,110	1,161,110
Total distributable loss	(91,349)	(43,765)
Total Net Assets	1,069,826	1,117,410
Total Liabilities and Total Net Assets	$2,427,371	$2,662,585

Net asset value per share	$16.49	$17.23

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Income
Investment income from non-controlled/non-affiliate investments:
Interest from investments	$34,572	$43,677	$111,700	$129,641
Dividend income	841	600	2,114	5,265
PIK income	7,499	7,462	23,735	21,569
Other income	1,154	1,538	4,397	8,529
Total investment income from non-controlled/non-affiliate investments	44,066	53,277	141,946	165,004

Investment income from non-controlled/affiliate investments:
Interest from investments	166	—	204	135
PIK income	395	—	395	30
Other income	26	67	91	109
Total investment income from non-controlled/affiliate investments	587	67	690	274

Investment income from controlled affiliate investments:
Interest from investments	10,270	10,273	27,639	29,228
Dividend income	4,929	3,581	18,097	10,490
PIK income	1	2	3	8
Total investment income from controlled affiliate investments	15,200	13,856	45,739	39,726
Total investment income	59,853	67,200	188,375	205,004

Expenses
Interest and debt financing expenses	20,140	20,310	61,056	60,986
Base management fee	8,778	9,430	26,856	27,755
Incentive fee	—	4,599	6,419	12,267
Professional fees	608	713	1,920	2,141
Directors fees	180	182	540	538
Other general and administrative expenses	1,707	1,965	5,537	6,464
Total expenses, net of fee waivers	31,413	37,199	102,328	110,151
Net investment income before taxes	28,440	30,001	86,047	94,853
Income tax expense, including excise tax	731	801	2,369	2,953
Net investment income	27,709	29,200	83,678	91,900

Net realized and unrealized gains (losses)
Net realized gain (loss) on non-controlled/non-affiliate investments	(10,004)	1,345	(13,412)	(14,780)
Net realized gain (loss) on non-controlled/affiliate investments	(52)	(11,081)	(6,650)	(14,759)
Net realized gain (loss) on controlled affiliate investments	(459)	—	(13,984)	—
Net realized gain (loss) on foreign currency transactions	831	335	8	667
Net realized gain (loss) on forward currency exchange contracts	(2,097)	(1,016)	(8,222)	(4,830)
Net change in unrealized appreciation on foreign currency translation	233	(183)	(129)	1,736
Net change in unrealized appreciation on forward currency exchange contracts	2,763	3,023	12,523	(14,124)
Net change in unrealized appreciation on non-controlled/non-affiliate investments	3,234	(485)	(27,313)	31,015
Net change in unrealized appreciation on non-controlled/affiliate investments	1,649	12,459	10,544	9,214
Net change in unrealized appreciation on controlled affiliate investments	(7,101)	(14,894)	(2,892)	(15,067)
Total net loss	(11,003)	(10,497)	(49,527)	(20,928)

Net increase in net assets resulting from operations	$16,706	$18,703	$34,151	$70,972

Basic and diluted net investment income per share of common stock	$0.43	$0.45	$1.29	$1.42
Basic and diluted increase in net assets resulting from operations per share of common stock	$0.26	$0.29	$0.53	$1.10
Basic and diluted weighted average common stock outstanding	64,868,507	64,868,507	64,868,507	64,805,106

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Operations:
Net investment income	$27,709	$29,200	$83,678	$91,900
Net realized loss	(11,781)	(10,417)	(42,260)	(33,702)
Net change in unrealized appreciation	778	(80)	(7,267)	12,774
Net increase in net assets resulting from operations	16,706	18,703	34,151	70,972
Stockholder distributions:
Distributions from distributable earnings	(27,245)	(29,191)	(81,735)	(87,573)
Net decrease in net assets resulting from stockholder distributions	(27,245)	(29,191)	(81,735)	(87,573)
Capital share transactions:
Issuances of common stock (net of offering and underwriting costs)	—	—	—	4,552
Shares issued in connection with dividend reinvestment plan	—	—	—	924
Net increase in net assets resulting from capital share transactions	—	—	—	5,476

Total decrease in net assets	(10,539)	(10,488)	(47,584)	(11,125)
Net assets at beginning of period	1,080,365	1,139,035	1,117,410	1,139,672
Net assets at end of period	$1,069,826	$1,128,547	$1,069,826	$1,128,547

Net asset value per share of common stock	$16.49	$17.40	$16.49	$17.40
Common stock outstanding at end of period	64,868,507	64,868,507	64,868,507	64,868,507

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net increase in net assets resulting from operations	$34,151	$70,972
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Purchases of investments	(521,192)	(1,150,381)
Proceeds from principal payments and sales of investments	745,665	1,052,024
Net realized (gain) loss from investments	34,046	29,539
Net realized (gain) loss on foreign currency transactions	(8)	(667)
Net change in unrealized appreciation on forward currency exchange contracts	(12,523)	14,124
Net change in unrealized appreciation on investments	19,661	(25,162)
Net change in unrealized appreciation on foreign currency translation	129	(1,736)
Increase in investments due to PIK	(26,791)	(23,351)
Accretion of discounts and amortization of premiums	(2,714)	(3,788)
Amortization of deferred financing costs and debt issuance costs	4,508	3,844
Changes in operating assets and liabilities:
Collateral on derivatives	(20,788)	(1,355)
Interest receivable on investments	1,497	1,923
Interest rate swap	(231)	(112)
Prepaid insurance	51	(530)
Dividend receivable	1,488	1,688
Interest payable	(1,874)	(915)
Collateral payable on derivatives	(12,907)	8,310
Base management fee payable	(629)	270
Incentive fee payable	(5,877)	(97)
Accounts payable and accrued expenses	(330)	27,773
Net cash provided by operating activities	235,332	2,373

Cash flows from financing activities
Borrowings on debt	755,000	1,164,615
Repayments on debt	(888,000)	(1,061,199)
Payments of financing costs	(11,003)	(9,336)
Proceeds from issuances of common stock (net of offering and underwriting costs)	—	4,552
Purchase of common shares issued in connection with dividend reinvestment plan	—	924
Stockholder distributions paid	(91,464)	(116,626)
Net cash used in financing activities	(235,467)	(17,070)
Net decrease in cash, foreign cash, restricted cash and cash equivalents	(135)	(14,697)
Effect of foreign currency exchange rates	(121)	2,403
Cash, foreign cash, restricted cash and cash equivalents, beginning of period	58,910	99,066
Cash, foreign cash, restricted cash and cash equivalents, end of period	$58,654	$86,772

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$58,422	$58,057
Cash paid for excise taxes during the period	$3,429	$3,337

	As of September 30,
	2026	2025
Cash and cash equivalents	$25,690	$40,874
Restricted cash and cash equivalents	30,110	26,168
Foreign cash	2,854	19,730
Total cash, foreign cash, restricted cash, and cash equivalents shown in the consolidated statements of cash flows	$58,654	$86,772

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments

As of September 30, 2026

(In thousands)

(Unaudited)

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)	Cost	Market Value	% of Net Assets
Non-Controlled/Non-Affiliate Investments
Aerospace & Defense
ATS (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	5.75%	9.50%	7/12/2029	$4,900	4,863	4,900
ATS (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	7/12/2029	$—	—	—
BCC ESI Investments 1, LLC (4)(6)(11)	Equity Interest	—	—	—	—	—	130	130	130
Bridger Aerospace Group Holdings, Inc. (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	6.00%	9.90%	10/28/2030	$5,061	5,017	5,010
Bridger Aerospace Group Holdings, Inc. (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	6.00%	9.90%	10/28/2030	$675	663	647
Bridger Aerospace Group Holdings, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	10/28/2030	$—	(7)	(8)
BTX Precision (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.90%	7/25/2030	$7,549	7,502	7,549
BTX Precision (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	4.75%	8.59%	7/25/2030	$1,428	1,419	1,428
BTX Precision (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.00%	8.73%	7/25/2030	$10,375	10,338	10,375
BTX Precision (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.00%	8.90%	7/25/2030	$5,900	5,860	5,900
BTX Precision (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	7/25/2030	$—	(23)	—
GSP Holdings, LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	2.89% (2.86% PIK)	9.97%	11/5/2027	$1,204	1,203	1,144
GSP Holdings, LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	2.89% (2.86% PIK)	9.97%	11/6/2027	$10,232	10,324	9,720
GSP Holdings, LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	2.89% (2.86% PIK)	9.97%	11/6/2027	$80	80	76
GSP Holdings, LLC (4)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	2.89% (2.86% PIK)	9.97%	11/5/2027	$4,964	4,984	4,715
Heads Up Technologies, Inc. (4)	First Lien Senior Secured Loan	SOFR	0.75%	5.00%	9.07%	7/23/2030	$214	213	214
Heads Up Technologies, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	7/23/2030	$—	(7)	—
Heads Up Technologies, Inc. (4)	Second Lien Senior Secured Loan	SOFR	0.75%	2.75% (6.00% PIK)	12.82%	7/23/2031	$9,869	9,828	9,869
Lyntris Inc. (6)(7)(11)	Equity Interest	—	—	—	—	—	330	837	3,502
Mach Acquisition, LLC (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	7.15%	10.88%	4/19/2027	$9,173	9,171	9,173
Mach Acquisition, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	7.00%	11.18%	4/19/2027	$7,532	7,530	7,532
OSP ARA Purchaser, LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	7/14/2033	$—	(29)	(30)
OSP ARA Purchaser, LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	7/14/2033	$—	(9)	(9)
OSP ARA Purchaser, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.25%	9.02%	7/14/2033	$367	350	349
Precision Ultimate Holdings, LLC (4)(6)(11)	Equity Interest	—	—	—	—	—	1,417	1,417	314
Precision Ultimate Holdings, LLC (4)(6)(11)	Equity Interest	—	—	—	—	—	620	781	1,287
Robinson Helicopter (4)(6)(11)	Equity Interest	—	—	—	—	—	1,592	507	2,551
Saturn Purchaser Corp. (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	4.50%	8.31%	7/22/2030	$13,281	13,171	13,283
Saturn Purchaser Corp. (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	7/22/2030	$—	(48)	—
Solairus (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	7/22/2030	$—	(13)	—
Varo ESI Buyer, LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.26%	5/10/2032	$2,586	2,573	2,573

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments

As of September 30, 2026

(In thousands)

(Unaudited)

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)	Cost	Market Value	% of Net Assets
Non-Controlled/Non-Affiliate Investments
Aerospace & Defense
Varo ESI Buyer, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	5/10/2032	$—	(2)	(3)
Whitcraft-Paradigm (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	9.07%	2/15/2029	$10,079	10,033	10,079
Whitcraft-Paradigm (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	9.07%	2/15/2029	$2,641	2,624	2,641
Whitcraft-Paradigm (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.00%	9.07%	2/15/2029	$2,279	2,279	2,279
Whitcraft-Paradigm (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.00%	9.07%	2/15/2029	$255	255	255
Whitcraft-Paradigm (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.00%	9.07%	2/15/2029	$1,228	1,176	1,228
Aerospace & Defense Total								$114,990	$118,673	11.1%

Automotive
American Trailer Rental Group (4)	Subordinated Debt	—	—	14.25% PIK	14.25%	12/1/2028	$25,127	25,051	22,361
American Trailer Rental Group (4)	Subordinated Debt	—	—	14.25% PIK	14.25%	12/1/2028	$20,122	20,037	17,908
American Trailer Rental Group (4)	Subordinated Debt	—	—	14.25% PIK	14.25%	12/1/2028	$6,506	6,477	5,791
Cardo (4)(7)	First Lien Senior Secured Loan	SOFR	—	5.00%	8.98%	5/30/2028	$98	97	98
Chilton (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.26%	2/5/2031	$6,403	6,369	5,538
Chilton (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	2/5/2031	$—	(18)	—
Chilton (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.50%	9.26%	2/5/2031	$1,835	1,814	1,322
Gills Point S (4)	First Lien Senior Secured Loan	SOFR	1.00%	4.50% (1.50% PIK)	9.73%	5/17/2029	$12,421	12,421	12,111
Gills Point S (4)	First Lien Senior Secured Loan	SOFR	1.00%	4.40% (1.50% PIK)	9.73%	5/17/2029	$3,999	3,975	3,899
Gills Point S (4)	First Lien Senior Secured Loan	SOFR	1.00%	4.40% (1.50% PIK)	9.73%	5/17/2029	$3,651	3,635	3,560
Gills Point S (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.26%	5/17/2029	$844	839	823
Gills Point S (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	4.50% (1.50% PIK)	9.73%	5/17/2029	$7,353	7,353	7,169
Gills Point S (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	4.50% (1.50% PIK)	9.73%	5/17/2029	$1,245	1,235	1,214
Gills Point S (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.40%	9.23%	5/17/2029	$1,802	1,783	1,681
Gills Point S (4)(6)(11)	Equity Interest	—	—	—	—	—	2	215	25
Gills Point S (4)(6)(11)	Preferred Equity	—	—	—	—	—	1	159	319
Intoxalock (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.79%	11/1/2028	$11,791	11,743	11,791
Intoxalock (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	11/1/2028	$—	(12)	—
Automotive Total								$103,173	$95,610	8.9%

Beverage, Food, & Tobacco
AgroFresh Solutions (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.50%	4/1/2030	$6,802	6,724	6,734
AgroFresh Solutions (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.50%	4/1/2030	$6,041	5,932	5,981
AgroFresh Solutions (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.50%	9.50%	4/2/2029	$2,568	2,525	2,518

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments

As of September 30, 2026

(In thousands)

(Unaudited)

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)		Cost	Market Value	% of Net Assets
Non-Controlled/Non-Affiliate Investments
Beverage, Food, & Tobacco
BCC CPK investments 1, LLC (4)(6)(11)	Equity Interest	—	—	—	—	—		370	370	370
BCC Trillium Foods Investments 1, LLC (4)(6)(11)	Equity Interest	—	—	—	—	—		3	2,531	3,944
BCSF Project Aberdeen, LLC (4)(6)(11)	Equity Interest	—	—	—	—	—		2,217	2,217	2,239
CPK IPCO Buyer LLC (4)	Subordinated Debt	—	—	12.00%	12.00%	12/22/2031		$598	590	589
Hellers (4)(7)	First Lien Senior Secured Loan - Delayed Draw	BBSY	—	4.00% (1.88% PIK)	10.70%	9/30/2030	AUD	51	35	51
Hellers (4)(7)	First Lien Senior Secured Loan - Delayed Draw	BKBM	1.00%	4.00% (1.88% PIK)	9.15%	9/30/2030	NZ$	47	28	26
Hellers (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	9/30/2030	NZ$	—	(12)	(2)
Hellers (4)(7)	Subordinated Debt	—	—	15.00% PIK	15.00%	3/27/2031	NZ$	592	361	331
INW Manufacturing, LLC (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	5.75%	9.50%	1/23/2031		$12,264	12,161	12,141
SauceCo HoldCo, LLC (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	5.75%	9.82%	5/13/2030		$70,822	68,951	70,821
SauceCo HoldCo, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.75%	9.51%	5/13/2030		$6,156	6,125	6,156
Shennong Buyer, Inc. (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	9.07%	5/6/2033		$305	303	303
Shennong Buyer, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.00%	8.90%	5/6/2033		$1,527	1,511	1,510
Spindrift (4)	Subordinated Debt	—	—	13.75% PIK	13.75%	2/19/2033		$1,745	1,708	1,745
Spindrift (4)(6)(11)	Equity Interest	—	—	—	—	—		1	500	569
Beverage, Food, & Tobacco Total									$112,560	$116,026	10.8%

Capital Equipment
Accelevation LLC (4)(12)	First Lien Senior Secured Loan	SOFR	0.75%	5.25%	9.15%	1/2/2031		$6,000	5,914	6,000
Accelevation LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	1/2/2031		$—	(13)	—
AeriTek Global CAD Acquisition Inc. (4)(7)	First Lien Senior Secured Loan	SOFR	1.00%	6.75%	10.51%	8/27/2030		$471	465	464
AeriTek Global CAD Acquisition Inc. (4)(5)(7)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	6.75%	10.51%	8/27/2030		$21	20	20
AXH Air Coolers (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.17%	10/31/2029		$7,400	7,357	7,400
AXH Air Coolers (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.17%	10/31/2029		$3,274	3,258	3,274
AXH Air Coolers (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.50%	9.23%	10/31/2029		$8,631	8,610	8,631
AXH Air Coolers (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	10/31/2029		$—	(28)	—
AXH Air Coolers (4)(6)(11)	Preferred Equity	—	—	—	—	—		3,417	1,103	14,011
East BCC Coinvest II, LLC (4)(6)(11)	Equity Interest	—	—	—	—	—		1,419	1,229	—
Engineered Products Co., LLC (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	4.50%	8.47%	8/12/2031		$103	97	103
Ergotron Acquisition LLC (4)(12)	First Lien Senior Secured Loan	SOFR	0.75%	5.25%	9.15%	7/6/2028		$10,780	10,701	10,780
EXT Acquisitions, Inc. (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.25%	9.08%	12/19/2031		$291	291	291
EXT Acquisitions, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	12/19/2031		$—	(2)	—
Goodfellow (4)(7)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	9.07%	2/10/2032		$50	50	50

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments

As of September 30, 2026

(In thousands)

(Unaudited)

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)	Cost	Market Value	% of Net Assets
Non-Controlled/Non-Affiliate Investments
Capital Equipment
Goodfellow (4)(7)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	1.00%	5.00%	7.59%	2/10/2032	€50	51	56
Goodfellow (4)(7)	First Lien Senior Secured Loan - Delayed Draw	SONIA	1.00%	5.00%	8.73%	2/10/2032	£50	65	66
Goodfellow (4)(7)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	1.00%	5.00%	7.59%	2/10/2032	€50	51	56
PPT Group (4)(7)	First Lien Senior Secured Loan	SONIA	—	5.50%	9.25%	2/28/2031	£6,089	7,612	7,989
PPT Group (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	SONIA	—	5.50%	9.25%	2/28/2031	£219	286	232
PPT Group (4)(5)(7)	First Lien Senior Secured Loan - Revolver	—	—	—	—	2/28/2031	£—	(12)	(29)
PPT Group (4)(6)(7)(11)	Equity Interest	—	—	—	—	—	376	376	253
Capital Equipment Total								$47,481	$59,647	5.6%

Chemicals, Plastics, & Rubber
AP Plastics Group, LLC (4)(12)	First Lien Senior Secured Loan	SOFR	0.75%	4.75%	8.53%	8/12/2030	$13,480	13,317	13,480
AP Plastics Group, LLC (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	0.75%	4.75%	8.53%	8/10/2030	$110	110	110
AP Plastics Group, LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	8/12/2030	$—	(3)	—
Duraco (4)(12)	First Lien Senior Secured Loan	SOFR	1.50%	6.50%	10.23%	6/6/2029	$7,268	7,190	6,905
Duraco (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.50%	6.50%	10.58%	6/6/2029	$597	577	498
Plaskolite PPC Intermediate II LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	4.00% (4.00% PIK)	11.76%	5/9/2030	$7,369	7,259	7,258
Plaskolite PPC Intermediate II LLC (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	7.00%	10.76%	2/7/2030	$270	260	260
V Global Holdings LLC (4)	First Lien Senior Secured Loan	EURIBOR	0.75%	5.75%	8.26%	12/22/2027	€99	104	105
V Global Holdings LLC (4)	First Lien Senior Secured Loan	SOFR	0.75%	5.75%	9.63%	1/2/2029	$15,463	15,113	14,688
V Global Holdings LLC (4)	First Lien Senior Secured Loan	SOFR	0.75%	5.75%	9.63%	1/2/2029	$166	163	158
V Global Holdings LLC (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	0.75%	5.75%	9.74%	1/2/2029	$5,193	5,211	4,709
Chemicals, Plastics, & Rubber Total								$49,301	$48,171	4.5%

Construction & Building
AGS American Glass Services Acquisition, LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.32%	7/24/2031	$145	144	145
AGS American Glass Services Acquisition, LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	—	5.50%	9.45%	7/24/2031	$748	747	748
AGS American Glass Services Acquisition, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	7/24/2031	$—	(2)	—
AGS American Services Investments, L.P. (4)(6)(11)	Equity Interest	—	—	—	—	—	3	338	354
BCSF ServiceMaster Investments, LLC (4)(6)(11)	Preferred Equity	—	—	—	—	—	—	28	—
Elk (4)(6)(11)	Preferred Equity	—	—	—	—	—	72	722	1,247
Elk (4)(6)(11)	Equity Interest	—	—	—	—	—	1	7	671
G702 Buyer, Inc. (4)	First Lien Senior Secured Loan	SOFR	0.75%	4.75%	9.01%	7/2/2031	$158	156	158
G702 Buyer, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	7/2/2031	$—	(9)	—

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments

As of September 30, 2026

(In thousands)

(Unaudited)

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)	Cost	Market Value	% of Net Assets
Non-Controlled/Non-Affiliate Investments
Construction & Building
Meteor UK Bidco Limited (4)(7)	First Lien Senior Secured Loan	SONIA	—	5.00%	8.73%	5/14/2032	£8,104	10,797	10,712
Meteor UK Bidco Limited (4)(7)	First Lien Senior Secured Loan - Delayed Draw	SONIA	—	5.00%	8.73%	5/14/2032	£4,858	6,461	6,422
Meteor UK Bidco Limited (4)(5)(7)	First Lien Senior Secured Loan - Revolver	—	—	—	—	11/14/2031	£—	—	(8)
Service Master (4)(8)	First Lien Senior Secured Loan	SOFR	1.00%	6.75% PIK	10.77%	8/16/2027	$8,024	7,571	5,416
Service Master (4)(8)	First Lien Senior Secured Loan	SOFR	—	6.75% PIK	10.77%	8/16/2027	$3,348	3,174	2,260
Service Master (4)(8)	First Lien Senior Secured Loan	SOFR	1.00%	6.75% PIK	10.76%	8/16/2027	$1,668	1,572	1,126
Service Master (4)(8)	First Lien Senior Secured Loan	SOFR	—	6.75% PIK	10.73%	8/16/2027	$979	924	661
Service Master (4)(8)	First Lien Senior Secured Loan	SOFR	1.00%	6.75% PIK	10.75%	12/31/2029	$4,141	3,922	2,795
Service Master (4)(8)	First Lien Senior Secured Loan	SOFR	1.00%	6.75% PIK	10.75%	12/31/2029	$138	127	105
Service Master (4)(5)(8)	First Lien Senior Secured Loan - Revolver	SOFR	—	6.75% PIK	11.09%	8/16/2027	$18,511	18,325	12,172
Service Master (4)(8)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	6.75% PIK	11.09%	12/31/2029	$664	39	448
Service Master (4)(5)(8)	First Lien Senior Secured Loan - Revolver	—	—	—	—	12/31/2029	$—	—	(523)
Service Master (4)(6)(11)	Equity Interest	—	—	—	—	—	—	—	—
Service Master (4)(6)(11)	Preferred Equity	—	—	—	—	—	—	169	—
TL Sapphire Parent, Inc. (4)(12)	First Lien Senior Secured Loan	SOFR	0.75%	5.00%	8.73%	1/24/2033	$4,975	4,955	4,925
TL Sapphire Parent, Inc. (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	0.75%	5.00%	8.89%	1/24/2033	$963	960	950
TL Sapphire Parent, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	0.75%	5.00%	8.75%	1/24/2033	$308	300	291
Zeus Fire & Security (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.73%	12/11/2030	$4,455	4,431	4,455
Zeus Fire & Security (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.00%	8.90%	12/11/2030	$8,696	8,696	8,696
Zeus Fire & Security (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.00%	8.90%	12/11/2030	$1,053	1,040	1,053
Construction & Building Total								$75,594	$65,279	6.1%

Consumer goods: Durable
Kids2, LLC (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	6.00%	9.76%	4/14/2031	$8,802	8,720	8,714
Kids2, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	6.00%	9.75%	4/14/2031	$529	513	512
New Milani Group LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	4.75%	8.82%	6/26/2031	$828	821	828
New Milani Group LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	6/26/2031	$—	(2)	—
New Milani Group LLC (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	6/26/2031	$—	(10)	—
Stanton Carpet (4)	Second Lien Senior Secured Loan	SOFR	1.00%	9.00%	12.90%	4/1/2028	$11,434	11,353	11,434
Tangent Technologies Holdings, LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	9.15%	8/2/2032	$667	663	663
Tangent Technologies Holdings, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.25%	9.32%	8/2/2032	$111	105	104
TLC Holdco LP (4)(6)(11)	Equity Interest	—	—	—	—	—	1,281	1,221	1,039
TLC Purchaser, Inc. (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.74%	10/11/2027	$12,946	12,905	12,947

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments

As of September 30, 2026

(In thousands)

(Unaudited)

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)	Cost	Market Value	% of Net Assets
Non-Controlled/Non-Affiliate Investments
Consumer goods: Durable
TLC Purchaser, Inc. (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.76%	10.10%	10/11/2027	$1,938	1,930	1,938
TLC Purchaser, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.50%	9.52%	10/11/2027	$9,140	9,166	9,140
Consumer goods: Durable Total								$47,385	$47,319	4.4%

Consumer goods: Non-durable
Evriholder (4)(12)	First Lien Senior Secured Loan	SOFR	1.50%	6.75%	10.85%	1/24/2028	$5,591	5,573	5,563
Fineline Technologies, Inc. (4)(6)(11)	Equity Interest	—	—	—	—	—	939	939	1,288
Hempz (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	9.32%	10/25/2029	$220	219	214
Hempz (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	10/25/2029	$—	(10)	(46)
Orchard Park BidCo, Inc. (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	4/21/2033	$—	(3)	(14)
Orchard Park BidCo, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	4/21/2033	$—	(7)	(8)
RoC Skincare (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	9.01%	2/21/2031	$9,750	9,655	9,750
RoC Skincare (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	2/21/2030	$—	(18)	—
Solaray, LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00% (1.75% PIK)	10.58%	3/27/2029	$29,393	29,393	27,043
Solaray, LLC (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.00% (1.75% PIK)	10.95%	3/27/2029	$13,536	13,529	12,454
Solaray, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	—	5.50%	9.33%	3/27/2029	$2,135	2,120	2,135
SRP Parent Inc. (4)(6)(11)	Preferred Equity	—	—	—	—	—	—	—	—
SRP Parent Inc. (4)(6)(11)	Preferred Equity	—	—	—	—	—	—	—	1,006
SRP Parent Inc. (4)(6)(11)	Preferred Equity	—	—	10.00%	10.00%	—	—	—	—
Summer Fridays, LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	9.32%	5/16/2031	$459	453	450
Summer Fridays, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	5/16/2031	$—	(10)	(17)
WU Holdco, Inc. (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	4/19/2032	$—	(11)	—
WU Holdco, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	4/15/2032	$—	(14)	—
Consumer goods: Non-durable Total								$61,808	$59,818	5.6%

Containers, Packaging, & Glass
ASP-r-pac Acquisition Co LLC (4)(12)	First Lien Senior Secured Loan	SOFR	0.75%	5.25%	9.09%	12/31/2030	$4,668	4,620	4,667
ASP-r-pac Acquisition Co LLC (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	12/31/2030	$—	—	—
Precision Concepts Parent Inc. (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	4.75%	8.57%	8/2/2032	$712	709	705
Precision Concepts Parent Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	4.75%	8.57%	8/2/2032	$77	74	74
Containers, Packaging, & Glass Total								$5,403	$5,446	0.5%

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments

As of September 30, 2026

(In thousands)

(Unaudited)

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)		Cost	Market Value	% of Net Assets
Non-Controlled/Non-Affiliate Investments
Environmental Industries
BCC HGS Investments 1, LLC (4)(6)(11)	Equity Interest	—	—	—	—	—		8	1,241	1,055
FC DOLMANS B.V. (4)(7)	First Lien Senior Secured Loan	EURIBOR	1.00%	5.25%	7.84%	3/4/2033		€2,437	2,826	2,760
FC DOLMANS B.V. (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	1.00%	5.25%	7.84%	3/4/2033		€361	414	402
Humic Acquisition Holdings, LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.75%	9.65%	10/21/2031		$14,409	14,353	14,193
Humic Acquisition Holdings, LLC (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.75%	9.54%	10/21/2031		$7,260	7,257	7,151
Humic Acquisition Holdings, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.75%	9.65%	10/21/2031		$3,598	3,580	3,535
Reconomy (4)(7)	First Lien Senior Secured Loan	SONIA	—	6.50%	10.23%	7/12/2029		£68	83	90
Reconomy (4)(7)	First Lien Senior Secured Loan	EURIBOR	—	6.25%	8.84%	7/12/2029		€27	28	30
Reconomy (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	SOFR	—	6.50%	10.57%	7/12/2029		£6,642	8,797	8,773
Secovia Ferro Buyer LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.27%	8/11/2032		$6,835	6,801	6,801
Secovia Ferro Buyer LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	8/11/2032		$—	(8)	(8)
Secovia Ferro Buyer LLC (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.50%	9.40%	8/11/2032		$311	302	301
STAX Engineering, LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	6.50%	10.57%	6/20/2033		$13,025	12,896	12,895
STAX Engineering, LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	6.50%	10.34%	6/20/2033		$3,361	3,327	3,290
STAX Engineering, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	6/20/2033		$—	(32)	(34)
STAX Holding, Inc. (4)(6)(11)	Preferred Equity	—	—	—	—	—		1,739	1,739	2,054
Titan Cloud Software, Inc (4)	First Lien Senior Secured Loan	SOFR	—	5.85%	9.67%	9/7/2029		$27,578	27,479	27,579
Titan Cloud Software, Inc (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.75%	9.83%	9/7/2029		$12,264	12,223	12,264
Titan Cloud Software, Inc (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	9/7/2028		$—	(18)	—
Titan Cloud Software, Inc (4)(6)(11)	Equity Interest	—	—	—	—	—		3,532	3,532	4,704
Environmental Industries Total									$106,820	$107,835	10.1%

FIRE: Finance
Avalon Bidco Limited (4)(7)	First Lien Senior Secured Loan	SONIA	1.00%	6.50%	10.24%	4/16/2032		£50	65	66
Avalon Bidco Limited (4)(7)	First Lien Senior Secured Loan - Delayed Draw	SONIA	1.00%	6.50%	10.24%	4/16/2032		£4,127	5,434	5,415
BCSF LI, LLC (4)	First Lien Senior Secured Loan	SOFR	0.50%	4.25%	8.07%	10/29/2032		$33	33	33
BCSF LI, LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	0.50%	4.25%	8.07%	10/29/2032		$36	36	36
BCSF LI, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	10/29/2032		$—	—	—
Choreo (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.25%	9.32%	2/18/2028		$5,756	5,756	5,757
Congress Wealth (4)(6)(11)	Equity Interest	—	—	—	—	—		16	—	19
Daintree Bidco Pty Ltd (4)(7)	First Lien Senior Secured Loan	BBSY	—	5.00%	9.47%	4/11/2033	AUD	1,113	711	773
Endurance Holdco Limited (4)(7)(11)	Preferred Equity	—	—	12.50% PIK	12.50%	—		3,345	4,335	4,399

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments

As of September 30, 2026

(In thousands)

(Unaudited)

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)	Cost	Market Value	% of Net Assets
Non-Controlled/Non-Affiliate Investments
FIRE: Finance
Insigneo Financial Group LLC (4)	First Lien Senior Secured Loan	—	—	10.00% PIK	10.00%	8/1/2027	$1,983	1,983	1,983
Insigneo Financial Group LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	6.35%	10.31%	8/1/2028	$267	264	267
Insigneo Financial Group LLC (4)(6)(11)	Equity Interest	—	—	—	—	—	534	535	3,545
LEP SAL Co-Invest, L.P. (4)(6)(7)(11)	Equity Interest	—	—	—	—	—	1,000	1,317	1,393
Parmenion (4)(7)	First Lien Senior Secured Loan	SONIA	—	5.50%	9.25%	5/23/2029	£295	371	392
PMA (4)	First Lien Senior Secured Loan	SOFR	0.75%	4.75%	8.82%	1/31/2031	$58	57	58
PMA (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	1/31/2031	$—	(13)	—
Sikich (4)(11)	Preferred Equity	—	—	13.00% PIK	13.00%	—	51	5,036	5,068
Sikich (4)(6)(11)	Warrants	—	—	—	—	—	5	—	541
Sikich (4)(6)(11)	Warrants	—	—	—	—	—	2	—	155
FIRE: Finance Total								$25,920	$29,900	2.8%

FIRE: Insurance
Comet BidCo Limited (4)(7)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.82%	1/30/2032	$755	752	744
Comet BidCo Limited (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	1/30/2032	$—	—	(2)
Comet BidCo Limited (4)(5)(7)	First Lien Senior Secured Loan - Revolver	—	—	—	—	1/30/2032	$—	(2)	(6)
McLarens Acquisition Inc. (4)	First Lien Senior Secured Loan	SOFR	0.75%	4.75%	8.63%	12/20/2027	$247	245	247
McLarens Acquisition Inc. (4)	First Lien Senior Secured Loan	SOFR	0.75%	4.75%	8.63%	12/20/2027	$94	94	94
McLarens Acquisition Inc. (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	0.75%	4.75%	8.63%	12/19/2027	$411	407	410
McLarens Acquisition Inc. (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	0.75%	4.75%	8.63%	12/20/2027	$7	7	7
McLarens Acquisition Inc. (4)(5)(7)	First Lien Senior Secured Loan - Revolver	—	—	—	—	12/19/2027	£—	(2)	—
McLarens Acquisition Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	12/20/2027	$—	(1)	—
McLarens Acquisition Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	12/20/2027	$—	(4)	(4)
MRHT (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	—	5.00%	7.51%	5/17/2032	€2,558	2,982	2,748
MRHT (4)(5)(7)	First Lien Senior Secured Loan - Revolver	EURIBOR	—	5.00%	7.47%	11/10/2031	€340	385	340
Simplicity (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	12/31/2031	$—	(54)	—
Simplicity (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	12/31/2031	$—	(33)	—
FIRE: Insurance Total								$4,776	$4,578	0.4%

FIRE: Real Estate
Lagerbox (4)(7)	First Lien Senior Secured Loan	EURIBOR	1.00%	3.50%	6.00%	12/20/2028	€750	779	852
FIRE: Real Estate Total								$779	$852	0.1%

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments

As of September 30, 2026

(In thousands)

(Unaudited)

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)	Cost	Market Value	% of Net Assets
Non-Controlled/Non-Affiliate Investments
Healthcare & Pharmaceuticals
Accident Care Alliance Holdco LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.00%	8.75%	8/20/2030	$1,261	1,259	1,261
Accident Care Alliance Holdco LLC (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.00%	9.03%	8/20/2030	$1,645	1,635	1,645
AEG Vision (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	5.75%	9.97%	3/27/2027	$440	438	440
AEG Vision (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.75%	9.97%	3/27/2027	$39,287	39,171	39,286
AEG Vision (4)(12)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.75%	9.97%	3/27/2027	$10,094	10,086	10,094
AEG Vision (4)(12)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.75%	9.97%	3/27/2027	$8,316	8,302	8,316
Alldent Holding GmbH (4)(7)	First Lien Senior Secured Loan	EURIBOR	—	5.50%	7.95%	11/29/2032	€1,600	1,838	1,809
Alldent Holding GmbH (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	11/29/2032	€—	—	(2)
AOM Infusion (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	0.75%	5.00%	9.04%	3/19/2032	$339	335	339
AOM Infusion (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	3/19/2032	$—	(80)	—
AOM Infusion (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	3/19/2032	$—	(3)	—
Apollo Intelligence (4)	First Lien Senior Secured Loan	SOFR	0.75%	2.50% (3.75% PIK)	10.00%	6/1/2028	$14,808	14,863	14,512
Apollo Intelligence (4)	First Lien Senior Secured Loan - Revolver	SOFR	0.75%	2.50% (3.75% PIK)	10.00%	6/1/2028	$10,015	9,995	9,815
Apollo Intelligence (4)(6)(11)	Equity Interest	—	—	—	—	—	34	3,378	1,769
Athena Parent Holdings, L.P. (4)(6)(11)	Preferred Equity	—	—	—	—	—	4	403	438
Beacon Specialized Living (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.57%	3/27/2028	$4,888	4,854	4,888
Beacon Specialized Living (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.50%	9.57%	3/25/2028	$4,798	4,716	4,798
Beacon Specialized Living (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	3/27/2028	$—	—	—
Caregiver (4)	First Lien Senior Secured Loan	—	—	16.50% PIK	16.50%	1/1/2030	$655	645	645
Caregiver (4)	Subordinated Debt	—	—	16.50% PIK	16.50%	1/1/2030	$11,130	11,051	10,991
CB Titan Holdings, Inc. (4)(6)(11)	Preferred Equity	—	—	—	—	—	1,953	1,953	—
CRH Healthcare Purchaser, Inc. (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	9.33%	9/17/2031	$7,281	7,249	7,172
CRH Healthcare Purchaser, Inc. (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	9/17/2031	$—	(4)	(30)
CRH Healthcare Purchaser, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	9/17/2031	$—	(3)	(12)
EHE Health (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.57%	8/7/2030	$10,678	10,604	10,518
EHE Health (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	8/7/2030	$—	—	(52)
EHE Health (4)(6)(11)	Equity Interest	—	—	—	—	—	2,178	2,178	1,743
Great Expressions Dental Center PC (4)	First Lien Senior Secured Loan	SOFR	1.00%	1.00% (3.00% PIK)	7.88%	4/30/2028	$10,105	10,133	8,336
HealthDrive (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	—	5.00%	8.90%	8/20/2029	$673	663	673
HealthDrive (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.00%	8.90%	8/20/2029	$734	734	734
HealthDrive (4)(6)(11)	Preferred Equity	—	—	—	—	—	18	1,822	2,658
Lightspeed Buyer, Inc. (4)(12)	First Lien Senior Secured Loan	SOFR	0.75%	4.50%	8.57%	2/6/2032	$8,295	8,239	8,212

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments

As of September 30, 2026

(In thousands)

(Unaudited)

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)		Cost	Market Value	% of Net Assets
Non-Controlled/Non-Affiliate Investments
Healthcare & Pharmaceuticals
Lightspeed Buyer, Inc. (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	2/6/2032		$—	(19)	(58)
Lightspeed Buyer, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	0.75%	4.50%	8.57%	2/6/2032		$813	800	794
Mertus 522. GmbH (4)(7)	First Lien Senior Secured Loan	EURIBOR	—	3.75% (2.75% PIK)	8.99%	5/28/2028		€236	263	264
Mertus 522. GmbH (4)(7)	First Lien Senior Secured Loan	EURIBOR	—	4.00% (2.50% PIK)	9.57%	5/28/2028		€139	152	156
Nafinco (4)(7)	First Lien Senior Secured Loan	EURIBOR	1.00%	5.25%	7.85%	8/29/2031		€52	56	59
Nafinco (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	1.00%	5.25%	7.85%	8/29/2031		€1,573	1,641	1,772
Odyssey Behavioral Health (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	9.01%	5/21/2031		$1,595	1,580	1,595
Odyssey Behavioral Health (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	11/21/2030		$—	(63)	—
Odyssey Behavioral Health (4)(6)(11)	Equity Interest	—	—	—	—	—		22	2,234	2,119
Pharmacy Partners (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	2/28/2029		$—	(33)	—
Pharmathen (4)(5)(7)	First Lien Senior Secured Loan - Revolver	EURIBOR	—	12.50%	15.08%	12/31/2026		€569	654	646
Premier Imaging, LLC (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	4.52% (1.48% PIK)	10.34%	10/31/2027		$7,835	7,803	6,425
Premier Imaging, LLC (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	4.52% (1.48% PIK)	10.34%	10/31/2027		$2,096	2,087	1,719
Psychiatric Medical Care LLC (4)	First Lien Senior Secured Loan	SOFR	0.75%	4.75%	8.48%	7/1/2032		$176	174	176
Psychiatric Medical Care LLC (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	7/1/2032		$—	(21)	—
QPE Alpha 4 Pty Ltd (4)(7)	First Lien Senior Secured Loan	BBSY	—	5.00%	9.56%	2/5/2032	AUD	1,612	1,110	1,099
QPE Alpha 4 Pty Ltd (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	BBSY	—	5.00%	9.56%	2/5/2032	AUD	25	15	14
Red Nucleus (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	0.75%	5.25%	8.66%	10/17/2031		$1,172	1,154	1,091
Red Nucleus (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	0.75%	5.25%	9.06%	10/17/2031		$1,163	1,139	1,109
RedMed Operations (Collage Rehabilitation) (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.90%	2/28/2031		$357	356	357
RedMed Operations (Collage Rehabilitation) (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	2/28/2031		$—	(5)	—
RedMed Operations (Collage Rehabilitation) (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.00%	8.89%	2/28/2031		$210	202	210
StateServ Acquisition, Inc. (4)(12)	First Lien Senior Secured Loan	SOFR	—	4.50%	8.25%	7/18/2033		$6,000	5,955	5,955
StateServ Acquisition, Inc. (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	7/18/2033		$—	—	(9)
StateServ Acquisition, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	7/18/2033		$—	(12)	(18)
Sunmed Group Holdings, LLC (4)(12)	First Lien Senior Secured Loan	SOFR	0.75%	5.50%	9.42%	6/16/2028		$8,364	8,320	8,364
Sunmed Group Holdings, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	6/16/2027		$—	3	—
USME Holdco LLC (4)	Subordinated Debt	—	—	17.00% PIK	17.00%	5/26/2031		$6,197	6,153	6,073
Vatica Health, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	10/29/2032		$—	(8)	—
WSHP Cottonwood Buyer, LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	9.07%	12/20/2032		$5,822	5,795	5,793
WSHP Cottonwood Buyer, LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	12/20/2032		$—	(7)	(20)
WSHP Cottonwood Buyer, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	12/20/2032		$—	(13)	(15)
Healthcare & Pharmaceuticals Total									$203,919	$196,666	18.4%

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments

As of September 30, 2026

(In thousands)

(Unaudited)

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)	Cost	Market Value	% of Net Assets
Non-Controlled/Non-Affiliate Investments
High Tech Industries
Access (4)(7)	First Lien Senior Secured Loan	SONIA	—	5.00%	8.73%	6/28/2029	£80	100	106
Applitools (4)(7)(8)	First Lien Senior Secured Loan	SOFR	0.75%	6.25% PIK	10.32%	5/25/2029	$32,706	31,669	24,449
Applitools (4)(5)(8)	First Lien Senior Secured Loan - Revolver	SOFR	0.75%	5.75% PIK	9.50%	5/25/2028	$1,054	1,019	181
Applitools (4)(6)(7)(11)	Equity Interest	—	—	—	—	—	8,297	4,762	—
Applitools (4)(6)(7)(11)	Equity Interest	—	—	—	—	—	20	11	—
Appriss (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	3/10/2031	$—	(20)	—
Appriss Holdings, Inc. (4)	First Lien Senior Secured Loan	SOFR	1.00%	4.75%	8.75%	5/6/2030	$5,483	5,468	5,483
Appriss Holdings, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	5/6/2030	$—	(3)	—
Appriss Holdings, Inc. (4)(6)(11)	Equity Interest	—	—	—	—	—	2,136	1,606	2,167
AQ Software Corporation (4)(11)	Preferred Equity	SOFR	—	10.00% PIK	13.85%	—	3	3,442	3,027
AQ Software Corporation (4)(11)	Preferred Equity	SOFR	—	10.00% PIK	13.85%	—	2	2,066	1,817
AQ Software Corporation (4)(11)	Preferred Equity	SOFR	—	10.00% PIK	13.85%	—	2	2,385	2,113
AQ Software Corporation (4)(11)	Preferred Equity	SOFR	—	10.00% PIK	13.85%	—	1	909	800
Chartbeat (4)	Subordinated Debt	—	—	16.00% PIK	16.00%	10/4/2030	$7,663	7,589	7,395
Chartbeat (4)	Subordinated Debt	—	—	16.00% PIK	16.00%	10/4/2030	$6,831	6,757	6,592
Chartbeat (4)(6)(11)	Warrants	—	—	—	—	—	1	—	—
Cloud Technology Solutions (CTS) (4)(7)	First Lien Senior Secured Loan - Delayed Draw	SONIA	1.00%	7.00% PIK	10.75%	10/17/2031	£2,256	2,893	2,877
Cloud Technology Solutions (CTS) (4)(6)(7)(11)	Preferred Equity	—	—	—	—	—	4,835	5,937	5,755
Eagle Rock Capital Corporation (4)(6)(11)	Preferred Equity	—	—	—	—	—	2,429	2,429	6,509
Eleven Software (4)	First Lien Senior Secured Loan	SOFR	—	8.25%	12.57%	5/14/2029	$7,439	7,402	7,439
Eleven Software (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	5/14/2029	$—	—	—
Eleven Software (4)(6)(11)	Preferred Equity	—	—	—	—	—	896	896	1,410
Eleven Software (4)(6)(11)	Preferred Equity	—	—	—	—	—	109	109	183
G-3 Frax Acquisition LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	6.00%	9.82%	1/30/2032	$919	912	903
G-3 Frax Acquisition LLC (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	6.00%	9.89%	1/30/2032	$48	48	46
Harbor IT, LLC (4)	First Lien Senior Secured Loan	SOFR	1.25%	5.00%	8.90%	3/13/2031	$534	531	529
Harbor IT, LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	3/13/2031	$—	(1)	(5)
Harbor IT, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.25%	5.00%	8.90%	3/13/2031	$16	16	15
HG Insights, Inc. (4)	First Lien Senior Secured Loan	SOFR	1.00%	7.50%	11.40%	6/16/2031	$10,604	10,423	10,604
HG Insights, Inc. (4)(6)(11)	Equity Interest	—	—	—	—	—	505	777	1,072
LogRhythm, Inc. (4)	First Lien Senior Secured Loan	SOFR	1.00%	7.50% PIK	11.32%	7/2/2029	$4,234	4,145	3,641
LogRhythm, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.50%	9.23%	7/2/2029	$146	139	29

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments

As of September 30, 2026

(In thousands)

(Unaudited)

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)	Cost	Market Value	% of Net Assets
Non-Controlled/Non-Affiliate Investments
High Tech Industries
NearMap (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	4.50%	8.23%	12/10/2029	$17,672	17,647	17,672
NearMap (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	12/9/2028	$—	(12)	—
NearMap (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	12/9/2028	$—	(10)	—
NearMap (4)(5)(7)	First Lien Senior Secured Loan - Revolver	—	—	—	—	12/9/2028	$—	(27)	—
New Gen Holding (4)(7)	First Lien Senior Secured Loan	EURIBOR	—	3.00% (4.25% PIK)	10.32%	5/28/2031	€3,118	3,502	3,515
ORBCOMM Inc. (4)	First Lien Senior Secured Loan	SOFR	0.75%	5.25%	9.15%	4/27/2032	$778	770	774
ORBCOMM Inc. (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	0.75%	5.25%	9.15%	4/27/2032	$41	40	40
ORBCOMM Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	0.75%	5.25%	8.96%	4/27/2032	$10	8	9
PayRange (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	10/31/2030	$—	(28)	—
PayRange (4)(6)(11)	Equity Interest	—	—	—	—	—	4,527	4,527	6,020
PlentyMarkets (4)(7)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	—	3.25% (3.70% PIK)	9.31%	4/2/2032	€1,608	1,867	1,790
Pricelabs Revenue Inc. (4)	First Lien Senior Secured Loan	SOFR	—	4.75%	8.82%	3/17/2033	$54	54	54
Pricelabs Revenue Inc. (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	3/17/2033	$—	(3)	(6)
Pricelabs Revenue Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	3/17/2033	$—	(3)	(3)
RetailNext (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	9.09%	12/5/2030	$17,007	16,878	17,007
RetailNext (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.25%	9.09%	12/5/2030	$1,707	1,686	1,707
Revalize, Inc. (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	4.75% (1.75% PIK)	10.72%	4/15/2027	$5,332	5,325	4,985
Revalize, Inc. (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	4.75% (1.75% PIK)	10.72%	4/16/2029	$2,000	1,998	1,870
Revalize, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	6.25%	10.47%	4/15/2027	$603	602	516
SensorTower (4)(12)	First Lien Senior Secured Loan	SOFR	2.00%	7.50%	11.48%	3/15/2029	$1,520	1,507	1,520
SensorTower (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	3/15/2029	$—	(8)	—
SensorTower (4)(6)(11)	Equity Interest	—	—	—	—	—	156	2,400	14,961
Superna Inc. (4)(7)	First Lien Senior Secured Loan	SOFR	1.00%	6.50%	10.59%	3/6/2028	$4,108	4,093	4,108
Superna Inc. (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	3/6/2028	$—	(6)	—
Superna Inc. (4)(5)(7)	First Lien Senior Secured Loan - Revolver	—	—	—	—	3/6/2028	$—	(6)	—
Superna Inc. (4)(6)(7)(11)	Equity Interest	—	—	—	—	—	1,463	1,463	4,677
Utimaco (4)(7)	First Lien Senior Secured Loan	SOFR	0.75%	5.50%	9.58%	5/14/2029	$192	191	192
Utimaco (4)(7)	First Lien Senior Secured Loan	SOFR	0.75%	5.50%	9.58%	5/14/2029	$94	93	94
Utimaco (4)(7)	First Lien Senior Secured Loan	EURIBOR	0.75%	5.50%	7.98%	5/14/2029	€67	72	76
Utimaco (4)(6)(7)(11)	Equity Interest	—	—	—	—	—	2	2,158	3,042
Utimaco (4)(6)(7)(11)	Preferred Equity	—	—	—	—	—	2	2,158	3,042
Ventiv Holdco, Inc. (4)(6)(11)	Equity Interest	—	—	—	—	—	529	2,833	909
Wasabi Technologies LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	6.50%	10.23%	4/8/2031	$9,455	9,279	9,266

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments

As of September 30, 2026

(In thousands)

(Unaudited)

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)		Cost	Market Value	% of Net Assets
Non-Controlled/Non-Affiliate Investments
High Tech Industries
Wasabi Technologies LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	4/8/2031		$—	(39)	(86)
Wasabi Technologies LLC (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	4/8/2031		$—	(11)	(12)
High Tech Industries Total									$185,414	$192,876	18.0%

Hotel, Gaming, & Leisure
Awayday (4)	First Lien Senior Secured Loan	SOFR	1.00%	4.75%	8.82%	5/6/2032		$6,893	6,832	6,893
Awayday (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	5/6/2032		$—	(10)	—
City BBQ (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	5.35%	9.24%	9/4/2030		$9,184	9,129	9,047
City BBQ (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.35%	9.24%	9/4/2030		$7,145	7,145	6,947
City BBQ (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	9/4/2030		$—	(27)	(71)
City BBQ (4)(6)(11)	Preferred Equity	—	—	—	—	—		5	1,271	1,560
Le Berger SA (4)(7)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	1.00%	3.75%	6.34%	2/21/2028		€500	522	568
Pyramid Global Hospitality (4)(12)	First Lien Senior Secured Loan	SOFR	1.25%	5.25%	9.00%	1/19/2028		$9,428	9,346	9,427
Pyramid Global Hospitality (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	1/19/2028		$—	(8)	—
Hotel, Gaming, & Leisure Total									$34,200	$34,371	3.2%

Media: Advertising, Printing & Publishing
Facts Global Energy (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.50%	9.38%	12/20/2031		$3,469	3,433	3,154
Facts Global Energy (4)(7)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.75%	9.45%	12/20/2031		$50	50	48
Facts Global Energy (4)(7)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.75%	9.45%	12/20/2031		$50	50	48
OGH Bidco Limited (4)(7)	First Lien Senior Secured Loan	SONIA	—	6.50%	10.23%	6/29/2029		£139	165	172
OGH Bidco Limited (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	SONIA	—	6.25%	10.03%	6/29/2029		£2,217	2,642	2,372
TGI Sport Bidco Pty Ltd (4)(7)	First Lien Senior Secured Loan	BBSY	—	5.75%	10.34%	4/28/2028	AUD	99	76	69
TGI Sport Bidco Pty Ltd (4)(7)	First Lien Senior Secured Loan - Delayed Draw	SOFR	0.50%	5.75%	9.77%	4/28/2028	AUD	106	73	72
TGI Sport Bidco Pty Ltd (4)(7)	First Lien Senior Secured Loan - Delayed Draw	SONIA	0.50%	5.75%	9.51%	4/28/2028		£70	89	92
Media: Advertising, Printing & Publishing Total									$6,578	$6,027	0.6%

Media: Broadcasting & Subscription
Lightning Finco Limited (4)(7)	First Lien Senior Secured Loan	SOFR	0.75%	6.18%	10.27%	8/31/2028		$1,443	1,443	1,436
Lightning Finco Limited (4)(7)	First Lien Senior Secured Loan	EURIBOR	0.75%	5.75%	8.35%	8/31/2028		€1,300	1,440	1,469
Media: Broadcasting & Subscription Total									$2,883	$2,905	0.3%

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments

As of September 30, 2026

(In thousands)

(Unaudited)

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)		Cost	Market Value	% of Net Assets
Non-Controlled/Non-Affiliate Investments
Media: Diversified & Production
Efficient Collaborative Retail Marketing Company, LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	7.50% (1.00% PIK)	12.84%	11/30/2026		$18,610	15,656	13,959
Efficient Collaborative Retail Marketing Company, LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	7.50% (1.00% PIK)	12.84%	11/30/2026		$12,105	10,302	9,078
Efficient Collaborative Retail Marketing Company, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	6.50%	10.84%	11/30/2026		$1,263	1,255	1,263
Owl Acquisition, LLC (4)	First Lien Senior Secured Loan	SOFR	0.75%	4.75%	8.48%	4/17/2032		$637	635	608
Owl Acquisition, LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	0.75%	4.75%	8.49%	4/17/2032		$198	197	149
Owl Acquisition, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	0.75%	4.75%	8.82%	4/17/2032		$292	285	185
Media: Diversified & Production Total									$28,330	$25,242	2.4%

Metals & Mining
BCC High Divide 1, LLC (High Divide) (4)(6)(11)	Equity Interest	—	—	—	—	—		51	—	24
Elevation NewCo Intermediate, LLC (4)(6)(11)	Equity Interest	—	—	—	—	—		112	—	268
Elevation NewCo, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	6.00%	10.07%	8/1/2031		$109	105	109
Lindstrom, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	12/30/2032		$—	(18)	(7)
Metals & Mining Total									$87	$394	0.0%

Retail
Galeria (4)(6)(7)(11)	Preferred Equity	—	—	—	—	—		1,238	1,461	704
Galeria (4)(6)(7)(11)	Preferred Equity	—	—	—	—	—		646	710	367
Galeria (4)(6)(7)(11)	Equity Interest	—	—	—	—	—		101	22	—
New Look Vision Group (4)(7)	First Lien Senior Secured Loan - Delayed Draw	SOFR	—	5.25%	9.32%	5/26/2028		$158	158	158
New Look Vision Group (4)(7)	First Lien Senior Secured Loan - Delayed Draw	CORRA	1.00%	5.25%	7.69%	5/26/2028	CAD	30	24	21
New Look Vision Group (4)(7)	First Lien Senior Secured Loan - Delayed Draw	CORRA	1.00%	5.25%	7.69%	5/26/2028	CAD	3	3	2
New Look Vision Group (4)(5)(7)	First Lien Senior Secured Loan - Revolver	CORRA	—	5.25%	7.67%	5/26/2028	CAD	145	98	102
Thrasio, LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	8.00%	12.01%	6/18/2029		$123	108	123
Thrasio, LLC (4)(6)(11)	Equity Interest	—	—	—	—	—		70	6,997	—
Thrasio, LLC (4)(6)(11)	Equity Interest	—	—	—	—	—		8	777	—
Retail Total									$10,358	$1,477	0.1%

Services: Business
ACAMS (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	9.07%	12/30/2031		$5,165	5,119	5,139
ACAMS (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.00%	8.90%	12/30/2031		$113	98	105
ACAMS (4)(6)(11)	Equity Interest	—	—	—	—	—		3,337	3,337	3,385

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments

As of September 30, 2026

(In thousands)

(Unaudited)

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)	Cost	Market Value	% of Net Assets
Non-Controlled/Non-Affiliate Investments
Services: Business
Advanced Aircrew (4)	First Lien Senior Secured Loan	SOFR	1.00%	6.50%	10.40%	7/26/2030	$5,005	4,969	5,005
Advanced Aircrew (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	6.50%	10.40%	7/26/2030	$93	93	93
Advanced Aircrew (4)(6)(11)	Preferred Equity	—	—	—	—	—	592	592	481
Allbridge (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.57%	6/5/2030	$8,886	8,841	8,886
Allbridge (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	6/5/2030	$—	(18)	—
Alogent Holdings, Inc. (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	6.50%	10.23%	1/21/2032	$1,504	1,491	1,489
Alogent Holdings, Inc. (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	1/21/2032	$—	—	(56)
Alogent Holdings, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	1/21/2032	$—	(14)	(16)
Anybill Financial Services, Inc. (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	6.00%	9.84%	7/30/2032	$9,990	9,891	9,890
BCSF Darcy Investments, LLC (4)(6)(11)	Preferred Equity	—	—	—	—	—	126	223	168
Beneficium (4)(7)	First Lien Senior Secured Loan	SONIA	1.00%	5.75%	9.48%	6/28/2031	£7,497	9,407	9,810
Beneficium (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	6/28/2031	£—	—	(144)
BLI Buyer, Inc. (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	10/31/2031	$—	—	—
BLI Buyer, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.00%	8.90%	10/31/2031	$161	151	161
Brook Bidco (4)(7)	First Lien Senior Secured Loan	SOFR	—	2.67% (4.83% PIK)	11.81%	7/7/2028	$2,590	2,392	2,357
Brook Bidco (4)(7)	First Lien Senior Secured Loan	SONIA	—	1.88% (5.37% PIK)	11.26%	7/10/2028	£999	1,347	1,208
Brook Bidco (4)(7)	First Lien Senior Secured Loan	SOFR	0.75%	1.89% (5.51% PIK)	11.37%	7/10/2028	£404	532	483
Brook Bidco (4)(7)	First Lien Senior Secured Loan	SOFR	0.75%	1.85% (5.40% PIK)	11.37%	7/10/2028	£144	201	173
Brook Bidco (4)(6)(7)(11)	Preferred Equity	—	—	—	—	—	11,656	9,941	5,266
Cube (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	SOFR	—	3.00% (4.45% PIK)	11.52%	5/21/2031	$312	310	312
Cube (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	SOFR	—	3.00% (4.45% PIK)	11.52%	5/21/2031	$81	109	106
Cube (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	—	3.00% (4.44% PIK)	11.48%	5/21/2031	$57	57	57
Cube (4)(7)	First Lien Senior Secured Loan - Delayed Draw	SONIA	—	10.00% PIK	13.75%	5/22/2032	£2,334	3,190	3,100
Darcy Partners (4)	First Lien Senior Secured Loan	SOFR	—	7.75%	11.46%	6/1/2028	$1,469	1,464	1,465
Darcy Partners (4)	First Lien Senior Secured Loan	SOFR	1.00%	7.50%	11.70%	6/1/2028	$1,015	1,006	1,012
Darcy Partners (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	7.50%	11.70%	6/1/2028	$244	244	243
Darcy Partners (4)(6)(11)	Equity Interest	—	—	—	—	—	359	360	479
Datix Bidco Limited (4)	First Lien Senior Secured Loan	SOFR	0.50%	4.75%	8.48%	4/30/2031	$5,126	5,054	5,126
Datix Bidco Limited (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	4/30/2031	$—	(19)	—
Datix Bidco Limited (4)(5)(7)	First Lien Senior Secured Loan - Revolver	—	—	—	—	10/30/2030	$—	(26)	—
Discovery Senior Living (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	4.75%	8.65%	3/18/2030	$5,633	5,607	5,597
Discovery Senior Living (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	3/18/2030	$—	(16)	(12)
DTIQ (4)(12)	First Lien Senior Secured Loan	SOFR	3.50%	7.50%	11.40%	9/30/2029	$33,101	32,707	33,097

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments

As of September 30, 2026

(In thousands)

(Unaudited)

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)	Cost	Market Value	% of Net Assets
Non-Controlled/Non-Affiliate Investments
Services: Business
DTIQ (4)	First Lien Senior Secured Loan - Revolver	SOFR	3.50%	7.50%	11.40%	9/30/2029	$4,032	4,032	4,032
DTIQ (4)(6)(11)	Equity Interest	—	—	—	—	—	3,995	—	—
DTIQ (4)(6)(11)	Equity Interest	—	—	—	—	—	1,985	681	1,210
E-Tech Group (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	4/9/2030	$—	(8)	—
Easy Ice (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	9.22%	10/30/2030	$7,860	7,776	7,860
Easy Ice (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.25%	9.47%	10/30/2030	$6,498	6,444	6,498
Easy Ice (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.40%	9.47%	10/30/2030	$1,194	1,140	1,194
Eide Bailly Advisory LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	7/29/2033	$—	(8)	(6)
Eide Bailly Advisory LLC (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	7/29/2033	$—	(11)	(8)
Electronic Merchant Systems (4)(12)	First Lien Senior Secured Loan	SOFR	0.75%	4.50%	8.40%	8/1/2030	$4,061	4,012	4,061
Electronic Merchant Systems (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	8/1/2030	$—	—	—
Electronic Merchant Systems (4)(6)(11)	Equity Interest	—	—	—	—	—	148	1,042	2,695
Elevator Holdco Inc. (4)(6)(11)	Equity Interest	—	—	—	—	—	2	2,448	3,037
Fiduciaire Jean-Marc Faber (FJMF) (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	1.00%	5.75%	8.24%	4/5/2032	€2,092	2,410	2,341
Fiduciaire Jean-Marc Faber (FJMF) (4)(7)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	1.00%	5.75%	8.24%	4/5/2032	€50	55	56
Fiduciaire Jean-Marc Faber (FJMF) (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	4/5/2032	€—	(20)	(28)
HLSG Intermediate, LLC (4)	First Lien Senior Secured Loan	SOFR	0.75%	4.75%	8.49%	2/2/2033	$910	901	905
HLSG Intermediate, LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	0.75%	4.75%	8.49%	2/2/2033	$162	162	162
HLSG Intermediate, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	2/2/2033	$—	(9)	(5)
Hollywood LP (4)(7)(11)	Preferred Equity	—	—	12.50% PIK	12.50%	—	2,049	2,675	2,722
iBanFirst (4)(7)	First Lien Senior Secured Loan	EURIBOR	—	9.75% PIK	12.07%	7/13/2028	€4,771	5,039	5,420
iBanFirst (4)(7)	First Lien Senior Secured Loan	EURIBOR	—	9.75% PIK	12.07%	7/13/2028	€4,539	4,827	5,156
iBanFirst (4)(7)	First Lien Senior Secured Loan	EURIBOR	—	9.75% PIK	12.07%	7/13/2028	€132	142	149
iBanFirst (4)(7)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	—	9.75% PIK	12.36%	7/13/2028	€4,367	4,599	4,961
iBanFirst (4)(6)(7)(11)	Preferred Equity	—	—	—	—	—	7,112	8,136	27,011
ImageTrend (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.82%	1/31/2029	$16,900	16,762	16,900
ImageTrend (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.90%	1/31/2029	$2,488	2,470	2,488
ImageTrend (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	1/31/2029	$—	(23)	—
LEP CP Co-Invest, L.P. (4)(6)(7)(11)	Equity Interest	—	—	—	—	—	287	380	371
masLabor (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.26%	4/5/2032	$1,194	1,189	1,188
masLabor (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	4/5/2032	$—	(1)	(3)
masLabor (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	4/5/2032	$—	(1)	(1)
masLabor (4)(6)(11)	Equity Interest	—	—	—	—	—	173	173	758

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments

As of September 30, 2026

(In thousands)

(Unaudited)

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)		Cost	Market Value	% of Net Assets
Non-Controlled/Non-Affiliate Investments
Services: Business
Morrow Sodali (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.92%	10/25/2029		$4,986	4,962	4,986
Morrow Sodali (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.00%	8.90%	4/25/2028		$2,553	2,547	2,553
Morrow Sodali (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	10/25/2029		$—	(20)	—
Morrow Sodali (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	10/25/2029		$—	(8)	(8)
Morrow Sodali (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	10/25/2029		$—	(20)	—
Opus2 (4)(7)	First Lien Senior Secured Loan	SONIA	—	5.00%	8.76%	5/8/2028		£123	169	163
Opus2 (4)(6)(7)(11)	Equity Interest	—	—	—	—	—		2,272	2,526	3,787
PRGX (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.23%	12/20/2030		$141	140	138
PRGX (4)(5)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	—	12/20/2030		$—	(20)	(123)
Pure Wafer (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	11/12/2030		$—	(14)	—
Pure Wafer (4)(6)(11)	Equity Interest	—	—	—	—	—		1,236	1,236	1,808
Rydoo (4)(7)	First Lien Senior Secured Loan	EURIBOR	1.00%	1.82% (4.80% PIK)	9.69%	9/26/2031		€5,251	6,002	5,965
Rydoo (4)(7)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	1.00%	1.82% (4.80% PIK)	9.69%	9/26/2031		€1,610	1,786	1,828
Rydoo (4)(6)(7)(11)	Equity Interest	—	—	—	—	—		1,529	1,790	1,769
Rydoo (4)(6)(7)(11)	Preferred Equity	—	—	—	—	—		655	767	908
SoftCo (4)(7)	First Lien Senior Secured Loan	EURIBOR	1.00%	6.50%	9.05%	2/22/2031		€2,000	2,151	2,261
SoftCo (4)(6)(7)(11)	Equity Interest	—	—	—	—	—		496	537	560
Spring Finco BV (4)(7)	First Lien Senior Secured Loan - Delayed Draw	NIBOR	—	5.25%	9.85%	7/15/2029	NOK	1,221	128	125
TES Global (4)(7)	First Lien Senior Secured Loan - Delayed Draw	SONIA	—	5.00%	8.73%	1/27/2029		£12	15	16
Webcentral (4)(5)(7)	First Lien Senior Secured Loan - Delayed Draw	SOFR	—	6.00%	9.90%	12/18/2030		€213	230	229
Webcentral (4)(7)	First Lien Senior Secured Loan - Delayed Draw	SOFR	—	6.00%	9.90%	12/18/2030		€104	106	106
Services: Business Total									$211,064	$232,660	21.7%

Services: Consumer
CorePower Yoga, LLC (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	9.32%	4/30/2031		$7,900	7,866	7,900
CorePower Yoga, LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.25%	9.32%	4/30/2031		$1,689	1,687	1,689
CorePower Yoga, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	4/30/2031		$—	(7)	—
Master ConcessionAir (4)	First Lien Senior Secured Loan	SOFR	3.00%	8.50%	12.53%	6/21/2029		$1,679	1,656	1,654
Master ConcessionAir (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	3.00%	8.50%	12.26%	6/21/2029		$179	179	176
Master ConcessionAir (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	3.00%	8.50%	12.34%	6/21/2029		$217	214	213
Monarch Collective Holdings, LLC (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	9.07%	3/17/2032		$4,975	4,950	4,925
Monarch Collective Holdings, LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.00%	9.07%	3/17/2032		$217	201	183
Monarch Collective Holdings, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.00%	9.07%	3/17/2032		$133	130	127

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments

As of September 30, 2026

(In thousands)

(Unaudited)

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)	Cost	Market Value	% of Net Assets
Non-Controlled/Non-Affiliate Investments
Services: Consumer
MZR Aggregator (4)(6)(11)	Equity Interest	—	—	—	—	—	1	798	—
MZR Aggregator (4)(6)(11)	Preferred Equity	—	—	—	—	—	—	12	—
MZR Buyer, LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	6.75% (0.50% PIK)	11.47%	12/22/2028	$25,149	24,583	21,628
MZR Buyer, LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	6.75% (0.50% PIK)	11.16%	12/22/2028	$449	445	386
MZR Buyer, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	6.75% (0.50% PIK)	11.16%	12/22/2028	$5,158	5,129	4,424
MZR Buyer, LLC (4)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	6.75% (0.50% PIK)	11.13%	12/22/2028	$1,741	1,725	1,497
Spotless Brands (4)(12)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.50%	9.34%	7/25/2028	$11,244	11,211	11,244
Vasa Fitness Buyer, Inc. (4)	First Lien Senior Secured Loan	SOFR	1.00%	6.25%	10.25%	8/15/2030	$65	65	65
Vasa Fitness, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	8/15/2030	$—	(2)	(2)
WhiteWater Express (4)	Subordinated Debt	—	—	14.00% PIK	14.00%	3/31/2031	$10,172	10,112	10,172
Services: Consumer Total								$70,954	$66,281	6.2%

Telecommunications
Meriplex Communications, Ltd. (4)	First Lien Senior Secured Loan	SOFR	0.75%	5.00%	8.91%	7/17/2028	$11,905	11,818	10,953
Meriplex Communications, Ltd. (4)	First Lien Senior Secured Loan	SOFR	0.75%	5.00%	8.91%	7/17/2028	$1,093	1,081	1,006
Meriplex Communications, Ltd. (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	0.75%	5.00%	8.91%	7/17/2028	$7,065	7,030	6,500
Meriplex Communications, Ltd. (4)	First Lien Senior Secured Loan - Revolver	SOFR	0.75%	5.00%	8.91%	7/17/2028	$2,824	2,807	2,598
Substantial Holdco Limited (4)(5)(7)	Subordinated Debt	—	—	8.00% (4.00% PIK)	12.00%	4/20/2030	£496	667	659
Taoglas (4)	First Lien Senior Secured Loan	SOFR	1.00%	6.00%	10.07%	2/28/2029	$18,230	18,035	18,230
Taoglas (4)	First Lien Senior Secured Loan	SOFR	1.00%	6.00%	10.07%	2/28/2029	$9,707	9,656	9,707
Taoglas (4)	First Lien Senior Secured Loan	SOFR	1.00%	6.00%	10.07%	2/28/2029	$887	887	887
Taoglas (4)(7)	First Lien Senior Secured Loan	SOFR	1.00%	6.00%	10.07%	2/28/2029	$441	434	441
Taoglas (4)(5)(7)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	6.00%	10.07%	2/28/2029	$1,284	1,284	1,284
Taoglas (4)(6)(11)	Equity Interest	—	—	—	—	—	2,259	2,259	2,072
Taoglas (4)(6)(11)	Equity Interest	—	—	—	—	—	519	460	476
Telecommunications Total								$56,418	$54,813	5.1%

Transportation: Cargo
Grammer Investment Holdings LLC (4)(6)(11)	Equity Interest	—	—	—	—	—	1,011	1,019	—
Grammer Investment Holdings LLC (4)(6)(11)	Warrants	—	—	—	—	—	122	—	—
Grammer Investment Holdings LLC (4)(6)(11)	Preferred Equity	—	—	—	—	—	12	1,095	—
Gulf Winds International (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	6.00% (1.00% PIK)	10.90%	12/16/2028	$11,952	11,791	11,235
Gulf Winds International (4)	First Lien Senior Secured Loan	SOFR	1.00%	6.00% (1.00% PIK)	10.90%	12/16/2028	$1,071	1,065	1,007

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments

As of September 30, 2026

(In thousands)

(Unaudited)

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)	Cost	Market Value	% of Net Assets
Non-Controlled/Non-Affiliate Investments
Transportation: Cargo
Gulf Winds International (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	7.00%	10.90%	12/16/2028	$5,234	5,134	4,893
ICAT Logistics, Inc. (4)	First Lien Senior Secured Loan	SOFR	1.00%	6.25%	10.01%	3/1/2029	$4,397	4,355	4,353
ICAT Logistics, Inc. (4)	First Lien Senior Secured Loan	SOFR	1.00%	6.25%	10.15%	3/1/2029	$181	179	179
ICAT Logistics, Inc. (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	6.25%	10.01%	3/1/2029	$8,968	8,908	8,878
ICAT Logistics, Inc. (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	6.25%	10.15%	3/1/2029	$5,467	5,434	5,412
ICAT Logistics, Inc. (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	—	6.25%	10.15%	3/1/2029	$2,242	2,227	2,220
ICAT Logistics, Inc. (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	6.25%	10.15%	3/1/2029	$1,207	1,199	1,195
ICAT Logistics, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	3/1/2029	$—	(5)	(5)
ICAT Logistics, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	3/1/2029	$—	(10)	(8)
REP Coinvest III-A Omni, L.P. (4)(6)(11)	Equity Interest	—	—	—	—	—	1,377	1,377	376
RoadOne (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	6.75%	10.57%	12/29/2028	$11,791	11,628	11,674
RoadOne (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	6.75%	10.57%	12/29/2028	$923	914	913
RoadOne (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	6.75%	10.49%	12/29/2028	$3,191	3,146	3,151
Transportation: Cargo Total								$59,456	$55,473	5.2%

Transportation: Consumer
PrimeFlight Acquisition LLC (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.31%	5/1/2029	$11,852	11,735	11,851
PrimeFlight Acquisition LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	4.75%	8.50%	5/1/2029	$5,768	5,722	5,768
PrimeFlight Acquisition LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	9.32%	5/1/2029	$3,984	3,948	3,984
PrimeFlight Acquisition LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	8.98%	5/1/2029	$1,783	1,769	1,783
PrimeFlight Acquisition LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.57%	5/1/2029	$820	820	820
Transportation: Consumer Total								$23,994	$24,206	2.3%

Utilities: Electric
KAMC Holdings, Inc. (4)(12)	First Lien Senior Secured Loan	SOFR	0.75%	5.25%	9.00%	8/1/2031	$7,798	7,723	7,662
KAMC Holdings, Inc. (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	0.75%	5.25%	9.01%	8/1/2031	$146	137	128
Utilities: Electric Total								$7,860	$7,790	0.7%

Utilities: Water
Vessco Water (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	7/24/2031	$—	(8)	—
Utilities: Water Total								$(8)	$—	—

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments

As of September 30, 2026

(In thousands)

(Unaudited)

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)		Cost	Market Value	% of Net Assets
Non-Controlled/Non-Affiliate Investments
Wholesale
Chex Finer Foods, LLC (4)(12)	First Lien Senior Secured Loan	SOFR	1.00%	6.00%	9.81%	6/6/2031		$8,877	8,830	8,877
Chex Finer Foods, LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	6.00%	10.07%	6/6/2031		$5,552	5,540	5,552
Chex Finer Foods, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	6/6/2031		$—	(14)	—
Fifty AU Bidco Pty Ltd (4)	First Lien Senior Secured Loan	BBSY	—	5.00%	9.82%	8/1/2031	AUD	2,378	1,533	1,638
Fifty U.S. Bidco Inc (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	9.07%	8/1/2031		$695	692	688
Fifty U.S. Bidco Inc (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.00%	9.07%	8/1/2031		$187	184	157
Fifty U.S. Bidco Inc (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	5.00%	9.07%	8/1/2031		$2,347	2,337	2,340
Hultec (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.26%	3/31/2029		$585	582	585
Hultec (4)(6)(11)	Equity Interest	—	—	—	—	—		1	651	1,049
WSP (4)(8)	First Lien Senior Secured Loan	SOFR	1.00%	7.00% PIK	10.97%	4/27/2028		$3,489	2,924	698
WSP (4)(8)	First Lien Senior Secured Loan	—	—	8.00% PIK	8.00%	4/27/2028		$2,350	1,995	—
WSP (4)(5)(8)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	12.00% PIK	15.90%	4/27/2028		$417	347	417
WSP (4)(5)(8)	First Lien Senior Secured Loan - Revolver	SOFR	1.00%	7.00% PIK	11.22%	4/27/2028		$249	243	34
WSP (4)(6)(11)	Equity Interest	—	—	—	—	—		2,898	2,898	—
WSP (4)(6)(11)	Preferred Equity	—	—	—	—	—		—	216	—
WSP (4)(6)(11)	Equity Interest	—	—	—	—	—		—	12	—
Wholesale Total									$28,970	$22,035	2.1%
Non-Controlled/Non-Affiliate Investments Total									$1,686,467	$1,682,370	157.3%

Non-Controlled/Affiliate Investments (9)
Aerospace & Defense
Ansett Aviation Training (4)(6)(7)(11)	Equity Interest	—	—	—	—	—		5,122	3,842	19,179
Aerospace & Defense Total									$3,842	$19,179	1.8%

Beverage, Food, & Tobacco
ADT Pizza, LLC (4)(6)(11)	Equity Interest	—	—	—	—	—		6,720	3,372	—
ADT RE Holdco LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	6.00%	9.90%	9/25/2028		$987	977	977
PPX (4)(6)(11)	Preferred Equity	—	—	—	—	—		533	533	743
PPX (4)(6)(11)	Preferred Equity	—	—	—	—	—		33	—	—
PPX (4)(6)(11)	Preferred Equity	—	—	—	—	—		33	5,000	2,350
Beverage, Food, & Tobacco Total									$9,882	$4,070	0.4%

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments

As of September 30, 2026

(In thousands)

(Unaudited)

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)	Cost	Market Value	% of Net Assets
Non-Controlled/Affiliate Investments (9)
Consumer goods: Durable
Walker Edison (4)(8)	First Lien Senior Secured Loan - Delayed Draw	—	—	10.00%	10.00%	12/31/2026	$522	522	522
Consumer goods: Durable Total								$522	$522	0.0%

Transportation: Cargo
New Quantix Parent LLC (4)(6)(11)	Equity Interest	—	—	—	—	—	6	4,423	4,423
Quantix SCS, LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	6.75% PIK	10.97%	7/17/2031	$15,789	15,789	15,788
Quantix SCS, LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	6.75% PIK	10.97%	7/17/2031	$2,369	2,233	2,369
Quantix SCS, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	7/17/2031	$—	—	—
Quantix SCS, LLC (4)(5)	First Lien Senior Secured Loan - Revolver	—	—	—	—	7/17/2031	$—	—	—
Transportation: Cargo Total								$22,445	$22,580	2.1%

Wholesale
Abracon Borrower, LLC. (4)	First Lien Senior Secured Loan	SOFR	2.00%	5.50%	9.72%	6/10/2030	$5,923	5,923	5,923
Abracon Borrower, LLC. (4)(5)	First Lien Senior Secured Loan - Revolver	SOFR	2.00%	5.50%	9.72%	6/10/2030	$44	44	44
Abracon TopCo, LLC (4)(6)(11)	Equity Interest	—	—	—	—	—	3	1,892	4,514
Wholesale Total								$7,859	$10,481	1.0%
Non-Controlled/Affiliate Investments Total								$44,550	$56,832	5.3%

Controlled Affiliate Investments (10)
Aerospace & Defense
BCC Jetstream Holdings Aviation (Off I), LLC (4)(6)(7)(11)	Equity Interest	—	—	—	—	—	11,863	11,862	6,806
BCC Jetstream Holdings Aviation (On II), LLC (4)(6)	First Lien Senior Secured Loan	—	—	—	—	—	$8,013	8,013	4,137
BCC Jetstream Holdings Aviation (On II), LLC (4)(6)(11)	Equity Interest	—	—	—	—	—	1,116	1,116	—
Aerospace & Defense Total								$20,991	$10,943	1.0%

FIRE: Finance
Legacy Corporate Lending HoldCo, LLC (4)(11)	Preferred Equity	—	—	—	—	—	79	67,950	79,669
Legacy Corporate Lending HoldCo, LLC (4)(6)(11)	Equity Interest	—	—	—	—	—	1	—	4,599
Legacy Corporate Lending HoldCo, LLC (4)(6)(11)	Equity Interest	—	—	—	—	—	1	900	1,441
FIRE: Finance Total								$68,850	$85,709	8.0%

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments

As of September 30, 2026

(In thousands)

(Unaudited)

Portfolio Company (1)	Investment Type	Index (2)	Floor (2)	Spread (2)	Interest Rate	Maturity Date	Principal/Shares (3)	Cost	Market Value	% of Net Assets
Controlled Affiliate Investments (10)
Investment Vehicles
Bain Capital Senior Loan Program, LLC (4)(7)	Subordinated Note Investment Vehicles	—	—	10.00%	10.00%	12/27/2033	$178,980	178,980	162,103
Bain Capital Senior Loan Program, LLC (7)(11)	Preferred Equity Interest Investment Vehicles	—	—	—	—	—	10	10	1,836
Bain Capital Senior Loan Program, LLC (7)(11)	Equity Interest Investment Vehicles	—	—	—	—	—	10	5,594	—
International Senior Loan Program, LLC (4)(7)	Subordinated Note Investment Vehicles	SOFR	—	8.00%	11.73%	2/22/2028	$190,729	190,729	190,729
International Senior Loan Program, LLC (6)(7)(11)	Equity Interest Investment Vehicles	—	—	—	—	—	63,587	60,615	26,648
Investment Vehicles Total								$435,928	$381,316	35.6%

Services: Business
Parcel2Go (4)(7)	First Lien Senior Secured Loan	SONIA	—	7.00% PIK	10.73%	11/26/2031	£53	67	55
Parcel2Go (4)(6)(7)(11)	Preferred Equity	—	—	—	—	—	14,221	—	—
Parcel2Go (4)(6)(7)(11)	Equity Interest	—	—	—	—	—	—	—	—
Services: Business Total								$67	$55	0.0%

Transportation: Cargo
Lightning Holdings B, LLC (4)(6)(7)(11)	Equity Interest	—	—	—	—	—	27,057	27,368	53,109
Transportation: Cargo Total								$27,368	$53,109	5.0%
Controlled Affiliate Investments Total								$553,204	$531,132	49.6%
Investments Total								$2,284,221	$2,270,334	212.2%

Cash Equivalents
Goldman Sachs Financial Square Government Fund Institutional Share Class	Cash Equivalents	—	—	—	3.79%	—	$5,747	5,747	5,747
Goldman Sachs US Treasury Liquid Reserves Fund	Cash Equivalents	—	—	—	3.74%	—	$24,133	24,133	24,133
Cash Equivalents Total								$29,880	$29,880	2.8%
Investments and Cash Equivalents Total								$2,314,101	$2,300,214	215.0%

Interest Rate Swap

Description	Hedged Items	Company Receives	Company Pays	Counterparty	Settlement Date	Notional Amount	Upfront Payments/Receipts	Unrealized Appreciation / (Depreciation)
Interest Rate Swap	March 2030 Notes	5.95%	SOFR + 1.90%	Wells Fargo	3/15/2030	$350,000	$-	$(8,571)
Interest Rate Swap	March 2031 Notes	5.95%	SOFR + 2.28%	BNP Paribas	3/3/2031	$350,000	$-	$(16,302)

Forward Foreign Currency Exchange Contracts

Currency Purchased	Currency Sold		Counterparty	Settlement Date	Unrealized Appreciation / (Depreciation)
$47		£0	US Bank	10/02/2026	$47
$748		€0	Bank of New York	10/02/2026	748
$106		€0	US Bank	10/02/2026	106
$5,503		£4,100	Bank of New York	10/22/2026	56
$1,083		£800	Wells Fargo	10/26/2026	20
$489		£370	Bank of New York	11/10/2026	(2)
$7,259		£5,480	US Bank	11/10/2026	(23)
$1,648		€1,400	Wells Fargo	11/20/2026	54
$4,355		£3,350	Bank of New York	11/25/2026	(96)
$983		€830	US Bank	12/07/2026	38
$2,620		€2,230	US Bank	01/07/2027	76
$996		€840	Wells Fargo	01/07/2027	38
$4,166		€3,510	Bank of New York	01/22/2027	160
$956		€820	US Bank	01/22/2027	20
$6,394	AUD	9,110	Bank of New York	01/22/2027	66
$786	AUD	1,093	US Bank	01/22/2027	27
$209	AUD	300	Citibank	01/22/2027	—
$6,664	AUD	9,900	Wells Fargo	01/22/2027	(212)
$835	CAD	1,150	Bank of New York	01/22/2027	20
$3,227		£2,410	US Bank	04/12/2027	23
$17,232		£12,700	US Bank	05/07/2027	349
$19,660		£14,660	Bank of New York	05/27/2027	171
$10,184		£7,620	Wells Fargo	05/27/2027	54
$2,401		£1,800	US Bank	05/27/2027	8
$873		€740	Bank of New York	05/27/2027	23
$521	NZ$	890	Bank of New York	06/02/2027	15
$3,990		€3,450	Wells Fargo	06/03/2027	31
$8,110		€6,880	Bank of New York	06/03/2027	213
$5,421		£4,080	BNP Paribas	07/26/2027	(3)
$1,170		€1,000	US Bank	07/26/2027	19
$11,137		€9,650	BNP Paribas	07/26/2027	36
$3,404	AUD	4,910	US Bank	07/26/2027	(2)
$11,547		€9,860	Wells Fargo	08/11/2027	197
$5,741	AUD	8,070	Bank of New York	09/02/2027	144
$7,322		£5,420	US Bank	09/13/2027	115
$2,226		£1,680	US Bank	09/27/2027	(8)
$3,112		€2,700	US Bank	09/27/2027	(3)
$10,101		€8,610	BNP Paribas	10/28/2027	156
$11,310		€9,790	Bank of New York	10/28/2027	3
$21,034		€17,540	US Bank	10/28/2027	778
					$3,462

(1)
All assets, except for investment vehicles and assets pledged as collateral for the 2019-1 issuer, are pledged as collateral under the Sumitomo Credit Facility. Please see Item 1. Consolidated Financial Statements - Notes to Consolidated Financial Statements - Note 6. Debt for additional details.
(2)
The investments bear interest at a rate that may be determined by reference to the Euro Interbank Offered Rate (“EURIBOR” or “E”), the Bank Bill Benchmark Rate (“BKBM”), the Canadian Overnight Repo Rate Average (“CORRA”), the Bank Bill Swap Bid Rate (“BBSY”), the Prime Rate (“Prime” or “P”), the Sterling Overnight Index Average (“SONIA”) or Secured Overnight Financing Rate (“SOFR”) which resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect for the largest contract as of September 30, 2026. Certain investments are subject to an interest rate floor. Rates on equity instruments represent contractual dividend rates on certain preferred equity positions. Certain investments or a portion thereof may include Payment-in-Kind interest (“PIK”).

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
(6)
Non-income producing.
(7)
The investment or a portion of this investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2026, non-qualifying assets totaled 28.13% of the Company’s total assets.
(8)
Loan was on non-accrual status as of September 30, 2026.
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
(11)
Security exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2026, the aggregate fair value of these securities is $392,911 or 36.73% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
Abracon TopCo, LLC	06/08/2026
ACAMS	03/10/2022
ADT Pizza, LLC	10/29/2018
Advanced Aircrew	07/26/2024
AGS American Services Investments, L.P.	07/24/2025
Ansett Aviation Training	03/24/2022
Apollo Intelligence	06/01/2022
Applitools	07/18/2025
Appriss Holdings, Inc.	05/03/2021
AQ Software Corporation	12/10/2021
AQ Software Corporation	04/14/2022
AQ Software Corporation	12/29/2022
Athena Parent Holdings, L.P.	01/28/2026
AXH Air Coolers	10/31/2023
Bain Capital Senior Loan Program, LLC	12/27/2021
BCC CPK investments 1, LLC	12/08/2025
BCC ESI Investments 1, LLC	05/08/2026
BCC HGS Investments 1, LLC	10/21/2025
BCC High Divide 1, LLC (High Divide)	06/10/2026
BCC Jetstream Holdings Aviation (Off I), LLC	06/01/2017
BCC Jetstream Holdings Aviation (On II), LLC	06/01/2017
BCC Trillium Foods Investments 1, LLC	05/13/2025
BCSF Darcy Investments, LLC	08/01/2026
BCSF Project Aberdeen, LLC	07/03/2024
BCSF ServiceMaster Investments, LLC	08/08/2025
Brook Bidco	07/08/2021
CB Titan Holdings, Inc.	05/01/2017
Chartbeat	10/04/2024
City BBQ	09/04/2024
Cloud Technology Solutions (CTS)	12/15/2022
Congress Wealth	06/30/2023
Darcy Partners	06/01/2022
DTIQ	09/30/2024
DTIQ	09/15/2025
Eagle Rock Capital Corporation	12/09/2021
East BCC Coinvest II, LLC	07/23/2019
EHE Health	08/07/2024
Electronic Merchant Systems	07/12/2024
Elevation NewCo Intermediate, LLC	08/01/2025
Elevator Holdco Inc.	12/23/2019
Eleven Software	04/25/2022
Eleven Software	03/20/2024
Elk	11/01/2019
Endurance Holdco Limited	11/14/2025
Fineline Technologies, Inc.	02/22/2021
Galeria	08/01/2024
Gills Point S	05/17/2023
Gills Point S	12/18/2025
Grammer Investment Holdings LLC	10/01/2018

Investment	Acquisition Date
HealthDrive	08/18/2023
HG Insights, Inc.	06/16/2025
Hollywood LP	04/16/2025
Hultec	03/31/2023
iBanFirst	07/13/2021
Insigneo Financial Group LLC	08/01/2022
International Senior Loan Program, LLC	02/22/2021
Legacy Corporate Lending HoldCo, LLC	04/21/2023
LEP CP Co-Invest, L.P.	04/16/2025
LEP SAL Co-Invest, L.P.	11/14/2025
Lightning Holdings B, LLC	01/02/2020
Lyntris Inc.	05/07/2026
masLabor	07/01/2021
MZR Aggregator	12/22/2020
MZR Aggregator	09/17/2024
New Quantix Parent LLC	07/17/2026
Odyssey Behavioral Health	11/21/2024
Opus2	06/16/2021
Parcel2Go	11/26/2024
PayRange	10/31/2024
PPT Group	02/28/2025
PPX	07/29/2021
PPX	04/08/2026
Precision Ultimate Holdings, LLC	11/06/2019
Precision Ultimate Holdings, LLC	10/07/2024
Pure Wafer	11/12/2024
REP Coinvest III-A Omni, L.P.	02/05/2021
Robinson Helicopter	06/30/2022
Rydoo	09/26/2024
SensorTower	03/15/2024
Service Master	07/15/2021
Service Master	08/16/2021
Sikich	05/06/2024
SoftCo	03/01/2024
Spindrift	02/19/2025
SRP Parent Inc.	03/27/2026
STAX Holding, Inc.	06/18/2026
Superna Inc.	03/08/2022
Taoglas	02/28/2023
Taoglas	06/27/2024
Thrasio, LLC	06/18/2024
Titan Cloud Software, Inc	11/04/2022
TLC Holdco LP	10/11/2019
Utimaco	06/28/2022
Ventiv Holdco, Inc.	09/03/2019
WSP	08/31/2021
WSP	05/20/2024

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
				$(9,061)

(1)
The investments bear interest at a rate that may be determined by reference to EURIBOR, BKBM, CORRA, BBSY, Prime, SONIA or SOFR which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may provide for PIK. For each, the Company has provided the PIK or the spread over EURIBOR, BKBM, CORRA, BBSY, SONIA, SOFR, or Prime and the current weighted average interest rate in effect at December 31, 2025. Certain investments are subject to a EURIBOR, BKBM, CORRA, BBSY, SONIA, SOFR or Prime interest rate floor.
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
(25)
Security exempt from registration under the Securities Act, and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2025, the aggregate fair value of these securities is $435,349 or 38.96% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

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

On November 19, 2018, the Company completed its initial public offering (the “IPO”), issuing 7,500,000 shares of common stock at a public offering price of $20.25 per share. Shares of common stock of the Company began trading on the New York Stock Exchange (“NYSE”) under the symbol “BCSF” on November 15, 2018.

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

The Company’s operations are comprised of a single operating and reportable business segment: asset management. The Chief Operating Decision Maker (the “CODM”) consists of the Company’s Chief Executive Officer and Chief Financial Officer, as these are the individuals responsible for determining the Company’s investment strategy, capital allocation, expense structure, launch and dissolution and entering into significant contracts on behalf of the Company. The CODM uses key metrics to determine how to allocate resources and in determining the amount of dividends to be distributed to the Company’s stockholders. Key metrics include, but are not limited to, net investment income and net increase in net assets resulting from operations that are reported on the Consolidated Statements of Operations, Financial Highlights reported in Note 11, underlying investment cost and market value as disclosed on the Consolidated Financial Statements and expected yield relative to the risk of the individual assets as disclosed in the composition of the investment portfolio and associated yield table. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

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

Valuation of Portfolio Investments

The Advisor shall value the investments owned by the Company, subject at all times to the oversight of the Company’s Board of Directors (the “Board”). The Advisor shall follow its own written valuation policies and procedures as approved by the Board when determining valuations. A short summary of the Advisor’s valuation policies is below.

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

Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies. Distributions received from an equity interest, limited liability company or a limited partnership investment are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. For the three months ended September 30, 2026 and 2025, the Company recorded $5.8 million and $4.2 million, respectively, of dividend income, of which, $0.6 million and $0.5 million, respectively, related to PIK dividends. For the nine months ended September 30, 2026 and 2025, the Company recorded $20.2 million and $15.8 million, respectively, of dividend income, of which, $1.9 million and $3.5 million, respectively, related to PIK dividends.

Certain structuring fees and amendment fees are recorded as other income when earned. Administrative agent fees received by the Company are recorded as other income when the services are rendered.

Expenses are recorded on an accrual basis.

Non-Accrual Loans

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of September 30, 2026, there were sixteen loans from four issuers on non-accrual. As of December 31, 2025, there were twelve loans from six issuers on non-accrual.

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

The Company intends to timely distribute to its stockholders substantially all of its annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and, depending upon the level of the Company’s taxable income earned in a year, the Company may choose to carry forward taxable income for distribution in the following year and incur applicable U.S. federal excise tax and pay a 4% tax on such income, as required. To the extent that we determine that our estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the three months ended September 30, 2026 and 2025, the Company recorded an expense of $0.7 million and $0.8 million, respectively for U.S. federal excise tax. For the nine months ended September 30, 2026 and 2025, the Company recorded an expense of $2.4 million and $3.0 million, respectively for U.S. federal excise tax.

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

Cash, Restricted Cash, and Cash Equivalents

Cash and cash equivalents consist of deposits held at custodian banks, and highly liquid investments, such as money market funds, with original maturities of three months or less. Cash and cash equivalents are carried at cost or amortized cost, which approximates fair value. The Company may deposit its cash and cash equivalents in financial institutions and, at certain times, such balances may exceed the Federal Deposit Insurance Corporation insurance limits. Cash equivalents are presented separately on the Consolidated Financial Statements. Restricted cash primarily relates to cash held in connection with the 2019-1 Debt, as described in Note 6. Debt. Restricted cash is collected and held by the trustee who has been appointed as custodian of the assets securing certain of the Company’s financing transactions.

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

The Company intends to comply with the applicable provisions of the Code pertaining to RICs and to make distributions of taxable income sufficient to relieve it from substantially all U.S. federal income taxes. Accordingly, no provision for U.S. federal income taxes is required in the Consolidated Financial Statements. For U.S. federal income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through September 30, 2026 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until the Company files our tax return for the tax year ending December 31, 2026. The character of income and gains that the Company distributes is determined in accordance with U.S. federal income tax regulations that may differ from U.S. GAAP. BCSF CFSH, LLC, BCSF CFS, LLC, and BCC Middle Market CLO 2019‑1, LLC are disregarded entities for U.S. federal income tax purposes and are consolidated with the tax return of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its Consolidated Financial Statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes, if any, are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits related to uncertain tax positions on returns to be filed by the Company for all open tax years should be recorded. The Company identifies its major tax jurisdiction as the United States, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. As of September 30, 2026, the tax years that remain subject to examination are from 2023 forward.

Recent Accounting Pronouncements

The Company’s management has evaluated recently issued accounting standards through November 9, 2026, the issuance date of the Consolidated Financial Statements, and noted that no recent accounting pronouncements will have a material impact on the Consolidated Financial Statements of the Company except for what is noted below:

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

In September 2026, the FASB issued ASU No. 2026-03, “Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions.” This ASU requires investment companies to consider the effect of contractual sale restrictions when measuring the fair value of equity securities subject to such restrictions. This ASU is effective for the Company for the annual and interim periods beginning in January 2028 under a prospective approach. Early adoption is permitted. Adoption of this ASU is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

Note 3. Investments

The following table shows the composition of the investment portfolio, at amortized cost and fair value as of September 30, 2026 (with corresponding percentage of total portfolio investments):

	As of September 30, 2026
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loan	$1,457,055	63.8%	$1,412,681	62.3%
Second Lien Senior Secured Loan	21,181	0.9	21,303	0.9
Subordinated Debt	96,553	4.2	90,607	4.0
Preferred Equity	138,382	6.1	177,805	7.8
Equity Interest	135,122	5.9	185,926	8.2
Warrants	—	—	696	0.0
Subordinated Notes in Investment Vehicles (1)	369,709	16.2	352,832	15.5
Preferred Equity Interest in Investment Vehicles (1)	10	0.0	1,836	0.1
Equity Interests in Investment Vehicles (1)	66,209	2.9	26,648	1.2
Total	$2,284,221	100.0%	$2,270,334	100.0%
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

The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value as of September 30, 2026 (with corresponding percentage of total portfolio investments):

	As of September 30, 2026
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
USA (1)	$2,075,996	90.9%	$2,005,831	88.3%
United Kingdom	61,237	2.7	61,795	2.7
Belgium	33,610	1.5	53,735	2.4
Cayman Islands	32,141	1.4	53,109	2.3
Australia	7,333	0.3	22,844	1.0
Germany	12,159	0.5	13,551	0.6
Luxembourg	14,015	0.6	13,072	0.6
Ireland	17,101	0.7	12,308	0.5
Canada	7,366	0.3	10,674	0.5
Jersey	7,010	0.3	7,121	0.3
Guernsey	5,870	0.3	5,873	0.3
Netherlands	5,719	0.3	5,764	0.3
France	3,502	0.2	3,515	0.2
Bermuda	750	0.0	736	0.0
New Zealand	412	0.0	406	0.0
Total	$2,284,221	100.0%	$2,270,334	100.0%

(1)
Includes debt and equity investment in ISLP and SLP (each as defined later). Investments outside of the USA represented 93.3% and 93.5% of ISLP’s total investment portfolio at amortized cost and fair value, respectively. Investments outside of the USA represented 3.6% and 3.7% of SLP’s total investment portfolio at amortized cost and fair value, respectively.

The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value as of December 31, 2025 (with corresponding percentage of total portfolio investments):

	As of December 31, 2025
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
USA (1)	$2,196,416	87.8%	$2,159,520	86.0%
Cayman Islands	100,047	4.0	106,554	4.1
United Kingdom	55,273	2.2	58,396	2.3
Belgium	31,971	1.3	54,971	2.2
Canada	35,522	1.4	36,714	1.5
Luxembourg	20,836	0.8	22,312	0.9
Australia	5,534	0.2	20,114	0.8
Germany	20,482	0.8	16,371	0.7
Ireland	14,534	0.6	10,380	0.4
Italy	6,112	0.2	6,715	0.3
Jersey	6,343	0.3	6,460	0.3
France	3,802	0.2	3,932	0.2
Guernsey	3,753	0.1	3,832	0.2
Netherlands	1,678	0.1	1,826	0.1
New Zealand	364	0.0	344	0.0
Total	$2,502,667	100.0%	$2,508,441	100.0%

(1)
Includes debt and equity investment in ISLP and SLP (each as defined later). Investments outside of the USA represented 93.9% and 93.8% of ISLP’s total investment portfolio at amortized cost and fair value, respectively. Investments outside of the USA represented 2.0% and 2.0% of SLP’s total investment portfolio at amortized cost and fair value, respectively.

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of September 30, 2026 (with corresponding percentage of total portfolio investments):

	As of September 30, 2026
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Investment Vehicles (2)	$435,928	19.1%	$381,316	16.8%
Services: Business	211,131	9.3	232,715	10.4
Healthcare & Pharmaceuticals	203,919	8.9	196,666	8.7
High Tech Industries	185,414	8.1	192,876	8.5
Aerospace & Defense	139,823	6.1	148,795	6.6
Transportation: Cargo	109,269	4.8	131,162	5.8
Beverage, Food, & Tobacco	122,442	5.4	120,096	5.3
FIRE: Finance (1)	94,770	4.1	115,609	5.1
Environmental Industries	106,820	4.7	107,835	4.7
Automotive	103,173	4.5	95,610	4.2
Services: Consumer	70,954	3.1	66,281	2.9
Construction & Building	75,594	3.3	65,279	2.9
Consumer goods: Non-durable	61,808	2.7	59,818	2.6
Capital Equipment	47,481	2.1	59,647	2.6
Telecommunications	56,418	2.5	54,813	2.4
Chemicals, Plastics, & Rubber	49,301	2.2	48,171	2.1
Consumer goods: Durable	47,907	2.1	47,841	2.1
Hotel, Gaming, & Leisure	34,200	1.5	34,371	1.5
Wholesale	36,829	1.6	32,516	1.4
Media: Diversified & Production	28,330	1.2	25,242	1.1
Transportation: Consumer	23,994	1.1	24,206	1.1
Utilities: Electric	7,860	0.3	7,790	0.3
Media: Advertising, Printing & Publishing	6,578	0.3	6,027	0.3
Containers, Packaging, & Glass	5,403	0.2	5,446	0.2
FIRE: Insurance (1)	4,776	0.2	4,578	0.2
Media: Broadcasting & Subscription	2,883	0.1	2,905	0.1
Retail	10,358	0.5	1,477	0.1
FIRE: Real Estate (1)	779	0.0	852	0.0
Metals & Mining	87	0.0	394	0.0
Utilities: Water	(8)	(0.0)	—	—
Total	$2,284,221	100.0%	$2,270,334	100.0%
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

Unconsolidated Significant Subsidiary

The following unconsolidated subsidiaries are considered significant subsidiaries under SEC Regulation S-X Rule 10-01(b)(1) and Regulation S-X Rule 4-08(g) as of September 30, 2026. Accordingly, summarized, comparative financial information is presented below for the unconsolidated significant subsidiaries: the International Senior Loan Program, LLC (“ISLP”) and Bain Capital Senior Loan Program, LLC (“SLP”).

International Senior Loan Program, LLC

On February 9, 2021, the Company and Pantheon (“Pantheon”), a leading global alternative private markets manager, formed the International Senior Loan Program, LLC (“ISLP”), an unconsolidated joint venture. As described below, as of September 30, 2026, the Company and Pantheon have ownership interests in ISLP of 64.0% and 36.0%, respectively. ISLP invests primarily in non-US first lien senior secured loans. ISLP was formed as a Delaware limited liability company. The Company and Pantheon committed to initially provide $138.3 million of debt and $46.1 million of equity capital, to ISLP. Equity contributions will be called from each member on a pro-rata basis, based on their equity commitments. Pursuant to the terms of the transaction, Pantheon invested $50.0 million to acquire a 29.5% stake in ISLP. The Company contributed debt investments of $317.1 million for a 70.5% stake in ISLP, and received a one-time gross distribution of $190.2 million in cash in consideration of contributing such investments. On December 14, 2023, the Company and Pantheon entered into the second amendment to the amended and restated limited liability company agreement which, among other things, increased capital commitments and changed the proportionate share ownership. The Company and Pantheon agreed to contribute an additional $5.0 million and $45.3 million, respectively, which resulted in new ownership stakes of 64.0% and 36.0%, respectively.

As of September 30, 2026, the fair value of the Company’s investment in ISLP consisted of subordinated notes of $190.7 million and equity interests of $26.6 million. As of December 31, 2025, the fair value of the Company’s investment in ISLP consisted of subordinated notes of $190.7 million and equity interests of $43.6 million. See “Item 1. Consolidated Financial Statements - Notes to Consolidated Financial Statements - Note 12. Subsequent Events” for a subsequent event regarding the limited liability company agreement governing ISLP.

As of September 30, 2026 and December 31, 2025, the Company had commitments with respect to its equity and subordinated note interests of ISLP in the aggregate amount of $254.3 million. As of September 30, 2026 and December 31, 2025, Pantheon had commitments with respect to its equity and subordinated note interests of ISLP in the aggregate amount of $149.2 million. As of December 30, 2022, the Company and Pantheon have fully funded their commitments to ISLP and there are no remaining unfunded commitments.

In future periods, the Company may sell certain of its investments or a participating interest in certain of its investments to ISLP. For the three months ended September 30, 2026, the Company has sold $0.4 million of its investments to ISLP. For the nine months ended September 30, 2026, the Company has sold $0.4 million of its investments to ISLP. The Company purchased no investments from ISLP during the three and nine months ended September 30, 2026. Since inception, the Company has sold $1,193.1 million of its investments to ISLP and purchased no investments from ISLP. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale.

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

As of September 30, 2026, ISLP had $696.9 million in debt and equity investments, at fair value. As of December 31, 2025, ISLP had $733.1 million in debt and equity investments, at fair value.

On June 24, 2025, ISLP, through a wholly-owned subsidiary, entered into a €375.0 million senior secured revolving credit facility which bears interest at SOFR (or an alternative risk-free interest rate index) plus 195 basis points with Deutsche Bank (the “ISLP Credit Facility”). The maturity date of the ISLP Credit Facility is June 24, 2030.

As of September 30, 2026, the ISLP Credit Facility had $372.2 million of outstanding debt under the credit facility. As of December 31, 2025 the ISLP Credit Facility had $381.4 million of outstanding debt under the credit facility. The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the nine months ended September 30, 2026 and year ended December 31, 2025 were 5.1% and 5.8%, respectively.

Below is a summary of ISLP’s portfolio at fair value:

	As of	As of
	September 30, 2026	December 31, 2025
Total investments	$696,898	$733,104
Weighted average yield on investments	9.9%	9.6%
Number of borrowers in ISLP	38	40
Largest portfolio company investment	$56,759	$52,026
Total of five largest portfolio company investments	$206,902	$200,518
Unfunded commitments	$986	$1,344

Below is a listing of ISLP’s individual investments as of September 30, 2026:

International Senior Loan Program, LLC

Consolidated Schedule of Investments

As of September 30, 2026

Portfolio Company (7)	Investment Type	Index (1)	Floor (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)		Cost	Market Value	% of Members' Equity
Aerospace & Defense
Ansett Aviation Training (4)(6)(8)	Equity Interest	—	—	—	—	—		10,238	7,115	38,335
Aerospace & Defense Total									$7,115	$38,335	105.1%

Automotive
Cardo (4)	First Lien Senior Secured Loan	SOFR	—	5.00%	8.98%	5/30/2028		$9,653	9,629	9,653
Automotive Total									$9,629	$9,653	26.5%

Beverage, Food, & Tobacco
Hellers (4)	First Lien Senior Secured Loan - Delayed Draw	BBSY	—	4.00% (1.88% PIK)	10.70%	9/30/2030	NZ$	6,025	3,526	3,385
Beverage, Food, & Tobacco Total									$3,526	$3,385	9.3%

Capital Equipment
Goodfellow (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	9.07%	2/10/2032		$2,174	2,157	2,158
Goodfellow (4)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	1.00%	5.00%	7.59%	2/10/2032		€5,450	6,334	6,144
Goodfellow (4)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	1.00%	5.00%	7.59%	2/10/2032		€1,655	1,924	1,866
Goodfellow (4)	First Lien Senior Secured Loan - Delayed Draw	SONIA	1.00%	5.00%	8.73%	2/10/2032		£1,564	2,122	2,062
Capital Equipment Total									$12,537	$12,230	33.5%

Chemicals, Plastics, & Rubber
V Global Holdings LLC (4)	First Lien Senior Secured Loan	EURIBOR	0.75%	5.75%	8.26%	12/22/2027		€9,260	9,464	9,889
V Global Holdings LLC (4)	First Lien Senior Secured Loan	SOFR	0.75%	5.75%	9.63%	1/2/2029		$22,899	22,899	21,753
Chemicals, Plastics, & Rubber Total									$32,363	$31,642	86.7%

Consumer goods: Durable
Stanton Carpet (4)	Second Lien Senior Secured Loan	SOFR	1.00%	9.00%	12.90%	4/1/2028		$5,000	4,978	5,000
Consumer goods: Durable Total									$4,978	$5,000	13.7%

Environmental Industries
Reconomy (4)	First Lien Senior Secured Loan	SONIA	—	6.50%	10.23%	7/12/2029		£6,050	7,045	8,037
Reconomy (4)	First Lien Senior Secured Loan	EURIBOR	—	6.25%	8.84%	7/12/2029		€2,440	2,475	2,772
Reconomy (4)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	—	6.25%	8.84%	7/12/2029		£6,578	8,093	8,564

International Senior Loan Program, LLC

Consolidated Schedule of Investments

As of September 30, 2026

Portfolio Company (7)	Investment Type	Index (1)	Floor (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)	Cost	Market Value	% of Members' Equity
Environmental Industries
Reconomy (4)	First Lien Senior Secured Loan - Revolver	SOFR	—	6.50%	10.57%	7/12/2029	£6,578	8,450	8,454
Environmental Industries Total								$26,063	$27,827	76.3%

FIRE: Finance
Avalon Bidco Limited (4)	First Lien Senior Secured Loan	SONIA	1.00%	6.50%	10.24%	4/16/2032	£12,058	16,262	15,818
Parmenion (4)	First Lien Senior Secured Loan	SONIA	—	5.50%	9.25%	5/23/2029	£29,070	35,487	38,620
FIRE: Finance Total								$51,749	$54,438	149.2%

FIRE: Insurance
Margaux UK Finance Limited (4)	First Lien Senior Secured Loan	SONIA	0.75%	4.75%	8.48%	12/20/2027	£7,163	9,049	9,516
MRHT (4)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	—	5.00%	7.67%	5/17/2032	€13,809	15,942	15,216
FIRE: Insurance Total								$24,991	$24,732	67.8%

Healthcare & Pharmaceuticals
Mertus 522. GmbH (4)	First Lien Senior Secured Loan	EURIBOR	—	3.75% (2.75% PIK)	8.99%	5/28/2028	€23,361	28,258	26,140
Mertus 522. GmbH (4)	First Lien Senior Secured Loan	EURIBOR	—	4.00% (2.50% PIK)	9.57%	5/28/2028	€13,769	16,645	15,406
Nafinco (4)	First Lien Senior Secured Loan	EURIBOR	1.00%	5.25%	7.85%	8/29/2031	€8,000	8,444	9,043
Pharmathen (4)(5)(8)	First Lien Senior Secured Loan - Revolver	EURIBOR	—	12.50%	15.08%	12/31/2026	€608	602	603
Pharmathen (3)(4)	First Lien Senior Secured Loan- Revolver	EURIBOR	—	7.18% PIK	9.30%	1/19/2029	€15,345	16,513	3,486
Pharmathen (3)(4)	First Lien Senior Secured Loan- Revolver	EURIBOR	—	7.18% PIK	9.30%	1/19/2029	€2,790	2,756	634
Healthcare & Pharmaceuticals Total								$73,218	$55,312	151.6%

High Tech Industries
Access (4)	First Lien Senior Secured Loan	SONIA	—	5.00%	8.73%	6/28/2029	£9,764	11,887	12,971
Access (4)	First Lien Senior Secured Loan	SONIA	—	5.00%	8.73%	6/28/2029	£7,880	9,144	10,469
Cloud Technology Solutions (CTS) (4)	First Lien Senior Secured Loan	SONIA	1.00%	0.30% (7.95% PIK)	11.98%	1/3/2030	£10,661	13,569	13,597
NearMap (4)	First Lien Senior Secured Loan	SOFR	1.00%	4.50%	8.23%	12/9/2029	$22,933	22,825	22,933
New Gen Holding (4)	First Lien Senior Secured Loan	EURIBOR	—	3.00% (4.25% PIK)	10.32%	5/28/2031	€23,948	28,137	27,002
Onventis (4)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	1.00%	6.75%	9.24%	1/14/2030	€13,919	15,111	15,812
PlentyMarkets (4)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	—	3.25% (3.70% PIK)	9.31%	4/2/2032	€15,841	18,294	17,635
Utimaco (4)	First Lien Senior Secured Loan	SOFR	0.75%	5.50%	9.58%	5/14/2029	$12,043	11,996	12,043
Utimaco (4)	First Lien Senior Secured Loan	SOFR	0.75%	5.50%	9.58%	5/14/2029	$6,260	6,235	6,260

International Senior Loan Program, LLC

Consolidated Schedule of Investments

As of September 30, 2026

Portfolio Company (7)	Investment Type	Index (1)	Floor (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)		Cost	Market Value	% of Members' Equity
High Tech Industries
Utimaco (4)	First Lien Senior Secured Loan	EURIBOR	0.75%	5.50%	7.98%	5/14/2029		€6,005	6,102	6,821
High Tech Industries Total									$143,300	$145,543	398.8%

Media: Advertising, Printing & Publishing
Facts Global Energy (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.75%	9.45%	12/20/2031		$9,411	9,336	9,035
Facts Global Energy (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.75%	9.45%	12/20/2031		$6,763	6,709	6,493
OGH Bidco Limited (4)	First Lien Senior Secured Loan	SONIA	—	6.50%	10.23%	6/29/2029		£13,160	15,271	16,260
OGH Bidco Limited (4)	First Lien Senior Secured Loan	SOFR	—	6.25%	9.98%	9/2/2029		£5,172	6,068	5,587
TGI Sport Bidco Pty Ltd (4)	First Lien Senior Secured Loan	BBSY	—	5.75%	10.34%	4/28/2028	AUD	9,780	7,146	6,805
TGI Sport Bidco Pty Ltd (4)	First Lien Senior Secured Loan - Delayed Draw	SONIA	0.50%	5.75%	9.51%	4/28/2028		£6,734	8,681	8,945
TGI Sport Bidco Pty Ltd (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	0.50%	5.75%	9.77%	4/28/2028	AUD	4,102	2,582	2,825
Media: Advertising, Printing & Publishing Total									$55,793	$55,950	153.3%

Media: Broadcasting & Subscription
Lightning Finco Limited (4)	First Lien Senior Secured Loan	SOFR	0.75%	6.18%	10.27%	8/31/2028		$23,907	23,849	23,787
Lightning Finco Limited (4)	First Lien Senior Secured Loan	EURIBOR	0.75%	5.75%	8.35%	8/31/2028		€2,619	2,951	2,960
Media: Broadcasting & Subscription Total									$26,800	$26,747	73.3%

Retail
New Look (Delaware) Corporation (4)	First Lien Senior Secured Loan	CORRA	1.00%	5.25%	7.69%	5/26/2028	CAD	12,787	10,500	9,006
New Look Vision Group (4)	First Lien Senior Secured Loan - Delayed Draw	CORRA	1.00%	5.25%	7.69%	5/26/2028	CAD	1,595	1,149	1,124
New Look Vision Group (4)	First Lien Senior Secured Loan - Delayed Draw	CORRA	1.00%	5.25%	7.69%	5/26/2028	CAD	831	637	586
Retail Total									$12,286	$10,716	29.4%

Services: Business
Beneficium (4)	First Lien Senior Secured Loan	SONIA	1.00%	5.75%	9.48%	6/28/2031		£7,497	9,744	9,810
Brook Bidco (4)	First Lien Senior Secured Loan	SONIA	—	1.88% (5.37% PIK)	11.26%	7/10/2028		£30,741	41,388	37,164
Brook Bidco (4)	First Lien Senior Secured Loan	SOFR	0.75%	1.85% (5.40% PIK)	11.37%	7/10/2028		£9,488	12,536	11,401
Brook Bidco (4)	First Lien Senior Secured Loan	SOFR	0.75%	1.89% (5.51% PIK)	11.37%	7/10/2028		£6,849	9,013	8,194
Cube (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	—	3.00% (4.44% PIK)	11.48%	5/21/2031		$9,964	9,964	9,964
Datix Bidco Limited (4)	First Lien Senior Secured Loan	SONIA	0.50%	5.00%	8.66%	4/30/2031		£8,160	10,534	10,840
Easy Ice (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	9.22%	10/30/2030		$8,351	8,262	8,351
Fiduciaire Jean-Marc Faber (FJMF) (4)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	1.00%	5.75%	8.24%	4/5/2032		€7,904	9,113	8,889

International Senior Loan Program, LLC

Consolidated Schedule of Investments

As of September 30, 2026

Portfolio Company (7)	Investment Type	Index (1)	Floor (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)		Cost	Market Value	% of Members' Equity
Services: Business
iBanFirst (4)	First Lien Senior Secured Loan	EURIBOR	—	9.75% PIK	12.07%	7/13/2028		€17,476	19,766	19,853
Opus2 (4)	First Lien Senior Secured Loan	SONIA	—	5.00%	8.76%	5/8/2028		£12,151	16,614	16,143
Parcel2Go (4)	First Lien Senior Secured Loan	SONIA	—	7.00% PIK	10.73%	11/26/2031		£5,237	6,634	5,566
Parcel2Go (4)(6)(8)	Preferred Equity	—	—	—	—	—		1,407,911	—	—
Parcel2Go (4)(6)(8)	Equity Interest	—	—	—	—	—		5	—	—
Spring Finco BV (4)	First Lien Senior Secured Loan	NIBOR	—	5.25%	9.87%	7/15/2029	NOK	174,360	16,601	17,868
TES Global (4)	First Lien Senior Secured Loan	SONIA	—	5.00%	8.74%	2/1/2029		£14,364	17,726	18,892
TES Global (4)	First Lien Senior Secured Loan - Delayed Draw	SONIA	—	5.00%	8.73%	1/27/2029		£1,200	1,494	1,570
Webcentral (4)	First Lien Senior Secured Loan	EURIBOR	—	6.00%	9.07%	12/18/2030		€3,423	3,788	3,888
Webcentral (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	—	6.00%	9.90%	12/18/2030		€3,323	3,518	3,518
Webcentral (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	—	6.00%	9.90%	12/18/2030		€3,247	3,486	3,477
Services: Business Total									$200,181	$195,388	535.4%
Investments Total									$684,529	$696,898	1909.8%

Cash Equivalents
Goldman Sachs Financial Square Government Fund Institutional Shares		—	—	—	3.79%	—		$6,576	6,576	6,576
Cash Equivalents Total									$6,576	$6,576	18.0%
Investments and Cash Equivalents Total									$691,105	$703,474	1927.8%

Forward Foreign Currency Exchange Contracts

Currency Purchased		Currency Sold		Counterparty	Settlement Date	Unrealized Appreciation / (Depreciation)
	€244	AUD	0	Standard Chartered	10/02/2026	$(277)
	$477	AUD	0	BNP Paribas	10/02/2026	(477)
	$550	AUD	0	Standard Chartered	10/02/2026	(550)
	€8	CAD	0	Standard Chartered	10/02/2026	(9)
	$55	CAD	0	Standard Chartered	10/02/2026	55
NOK	0		€78	Standard Chartered	10/02/2026	(88)
	$612		€266	Standard Chartered	10/02/2026	311
	$169	NOK	0	Standard Chartered	10/02/2026	(169)
	$7,306	AUD	11,205	Standard Chartered	10/09/2026	(489)
	$6,855	AUD	10,526	Morgan Stanley	10/13/2026	(466)
	€552		£490	BNP Paribas	10/19/2026	(24)
	€2,882	AUD	5,122	BNP Paribas	10/30/2026	(284)
	$565		£442	Morgan Stanley	11/06/2026	(22)
	€268		£240	Morgan Stanley	11/06/2026	(14)
	$25,177		€21,420	Standard Chartered	11/06/2026	808
	$2,347		€2,000	Morgan Stanley	11/06/2026	72
	€16,651		$19,758	Standard Chartered	01/07/2027	(763)
	$6,060		£4,500	Goldman Sachs	02/22/2027	79
	€233	CAD	376	Morgan Stanley	02/22/2027	(1)
	$1,025	CAD	1,384	Morgan Stanley	02/22/2027	43
	€3,443	AUD	5,820	Morgan Stanley	03/08/2027	(104)
	$1,631		£1,243	Goldman Sachs	03/08/2027	(21)
	€2,157		£1,900	Morgan Stanley	03/08/2027	(58)
	€907		£803	Standard Chartered	03/08/2027	(31)
	€2,466		$2,900	BNP Paribas	03/08/2027	(81)
	€5,430		$6,400	Standard Chartered	03/08/2027	(190)
	€2,424	AUD	3,980	Standard Chartered	04/22/2027	16
	$12,741	AUD	18,270	BNP Paribas	04/22/2027	61
	$10,455	AUD	15,000	Standard Chartered	04/22/2027	45
	$23,245		£17,282	Morgan Stanley	04/22/2027	271
	€3,458		£3,041	BNP Paribas	04/22/2027	(80)
	€382	CAD	614	Standard Chartered	04/22/2027	—
	$1,611	CAD	2,264	Standard Chartered	04/22/2027	1
	€788	NOK	8,671	Standard Chartered	04/22/2027	—
	$31,687		€27,065	Standard Chartered	04/22/2027	677
	$1,719		€1,460	BNP Paribas	04/22/2027	46
	$3,322	NOK	31,964	Standard Chartered	04/22/2027	(5)
	€478	NZ$	955	Morgan Stanley	09/02/2027	6
	$1,410	NZ$	2,400	Standard Chartered	09/02/2027	42
						$(1,670)

(1)
The investments bear interest at a rate that may be determined by reference to EURIBOR, BKBM, NIBOR, CORRA, BBSY, SONIA or SOFR which resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect for the largest contract as of September 30, 2026. Certain investments are subject to an interest rate floor. Certain investments or a portion thereof may include PIK.
(2)
The principal amount (par amount) for all debt securities is denominated in U.S. dollars, unless otherwise noted. £ represents Pound Sterling, € represents Euro, NOK represents Norwegian Krone, AUD represents Australian Dollar, CAD represents Canadian Dollar and, NZ$ represents New Zealand Dollar.
(3)
Loan was on non-accrual status as of September 30, 2026.
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

Below is a listing of ISLP’s individual investments as of December 31, 2025:

International Senior Loan Program, LLC

Consolidated Schedule of Investments

As of December 31, 2025

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
Aerospace & Defense
Ansett Aviation Training (5)(14)(19)	Equity Interest	—	—	—	—	AUD	10,238	7,115	36,769
Aerospace & Defense Total								$7,115	$36,769	57.0%

Automotive
Cardo (18)(19)	First Lien Senior Secured Loan	SOFR	5.25%	8.98%	5/12/2028		$9,653	9,618	9,653
Automotive Total								$9,618	$9,653	15.0%

Beverage, Food & Tobacco
Hellers (3)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	BKBM	3.63% (1.88% PIK)	9.29%	9/27/2030	NZ$	5,949	3,467	3,389
Beverage, Food & Tobacco Total								$3,467	$3,389	5.4%

Capital Equipment
Goodfellow (15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.25%	7.27%	2/10/2032		€5,450	6,335	6,396
Goodfellow (15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.25%	7.27%	2/10/2032		€1,655	1,924	1,942
Goodfellow (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	5.25%	8.98%	2/10/2032		£1,564	2,121	2,082
Goodfellow (15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	8.92%	2/10/2032		$2,174	2,154	2,152
Capital Equipment Total								$12,534	$12,572	19.4%

Chemicals, Plastics & Rubber
V Global Holdings LLC (16)(19)	First Lien Senior Secured Loan	EURIBOR	5.75%	7.76%	12/22/2027		€9,082	9,230	10,046
V Global Holdings LLC (16)(19)	First Lien Senior Secured Loan	SOFR	5.90%	9.77%	12/22/2027		$22,835	22,835	21,694
Chemicals, Plastics & Rubber Total								$32,065	$31,740	49.3%

Consumer Goods: Durable
Stanton Carpet (15)(19)	Second Lien Senior Secured Loan	SOFR	9.15%	13.09%	3/31/2028		$5,000	4,968	5,000
Consumer Goods: Durable Total								$4,968	$5,000	7.8%

				Interest	Maturity	Principal /		Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	Equity (4)
Environmental Industries
Reconomy (18)(19)	First Lien Senior Secured Loan	SONIA	6.50%	10.22%	7/12/2029	£6,050	7,045	8,138
Reconomy (18)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	6.25%	8.27%	7/12/2029	£6,578	8,093	8,791
Reconomy (18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.50%	10.17%	7/12/2029	£6,578	8,450	8,501
Reconomy (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	8.27%	7/12/2029	€2,440	2,475	2,864
Environmental Industries Total							$26,063	$28,294	43.9%

FIRE: Finance
Avalon Bidco Limited (15)(19)	First Lien Senior Secured Loan	SONIA	6.25%	10.22%	4/16/2032	£12,058	16,240	16,017
Parmenion (18)(19)	First Lien Senior Secured Loan	SONIA	5.50%	9.46%	5/23/2029	£29,070	35,429	39,105
FIRE: Finance Total							$51,669	$55,122	85.5%

FIRE: Insurance
Margaux UK Finance Limited (16)(19)	First Lien Senior Secured Loan	SONIA	4.75%	8.48%	12/19/2027	£7,240	9,147	9,740
MRHT (18)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.00%	7.11%	5/17/2032	€13,809	15,925	16,044
FIRE: Insurance Total							$25,072	$25,784	40.0%

High Tech Industries
Access (18)(19)	First Lien Senior Secured Loan	SONIA	5.25%	8.97%	6/28/2029	£7,880	9,134	10,600
Access (18)(19)	First Lien Senior Secured Loan	SONIA	5.00%	8.73%	6/28/2029	£9,764	11,887	13,135
Cloud Technology Solutions (CTS) (15)(19)(26)	First Lien Senior Secured Loan	SONIA	2.53% (5.47% PIK)	11.73%	1/3/2030	£9,872	12,510	13,280
New Gen Holding (18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	2.00% (4.25% PIK)	8.37%	5/28/2031	€23,985	28,173	27,937
NearMap (15)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.61%	12/9/2029	$23,109	22,974	23,109
Onventis (15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	7.25%	9.32%	1/14/2030	€13,919	15,106	16,335
PlentyMarkets (18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	2.80% (3.70% PIK)	8.53%	4/2/2032	€15,326	17,678	17,852
Utimaco (16)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	7.62%	5/14/2029	€6,005	6,095	7,047
Utimaco (16)(19)	First Lien Senior Secured Loan	SOFR	5.93%	9.73%	5/14/2029	$12,043	11,982	12,043
Utimaco (16)(19)	First Lien Senior Secured Loan	SOFR	5.93%	9.73%	5/14/2029	$6,260	6,228	6,260
High Tech Industries Total							$141,767	$147,598	229.0%

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
Healthcare & Pharmaceuticals
Mertus 522. GmbH (18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	4.00% (3.00% PIK)	9.13%	5/28/2028		€13,320	16,158	15,007
Mertus 522. GmbH (18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	4.00% (3.00% PIK)	9.12%	5/28/2028		€22,963	27,843	25,871
Nafinco (15)(19)	First Lien Senior Secured Loan	EURIBOR	5.25%	7.37%	8/29/2031		€8,000	8,422	9,342
Pharmathen (18)(19)(26)	First Lien Senior Secured Loan- Revolver	EURIBOR	7.18% PIK	9.30%	1/19/2029		€14,825	16,709	16,529
Pharmathen (18)(19)(26)	First Lien Senior Secured Loan- Revolver	EURIBOR	7.18% PIK	9.30%	1/19/2029		€2,696	2,646	3,005
Healthcare & Pharmaceuticals Total								$71,778	$69,754	108.3%

Media: Advertising, Printing & Publishing
Facts Global Energy (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	9.05%	12/20/2031		$9,411	9,325	9,176
Facts Global Energy (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	9.05%	12/20/2031		$6,763	6,701	6,594
OGH Bidco Limited (18)(19)	First Lien Senior Secured Loan	SOFR	6.50%	10.61%	9/2/2029		£5,172	6,068	5,703
OGH Bidco Limited (18)(19)	First Lien Senior Secured Loan	SONIA	6.50%	10.23%	6/29/2029		£13,160	15,252	16,773
TGI Sport Bidco Pty Ltd (18)(19)	First Lien Senior Secured Loan	BBSY	7.00%	10.60%	4/30/2026	AUD	9,730	7,137	6,492
TGI Sport Bidco Pty Ltd (17)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	7.11%	10.83%	4/30/2026	AUD	4,081	2,568	2,723
TGI Sport Bidco Pty Ltd (17)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.03%	9.76%	6/24/2029		£6,700	8,636	9,013
Media: Advertising, Printing & Publishing Total								$55,687	$56,474	87.7%

Media: Broadcasting & Subscription
Lightning Finco Limited (16)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	7.62%	8/31/2028		€2,619	2,951	3,058
Lightning Finco Limited (16)(19)	First Lien Senior Secured Loan	SOFR	5.93%	9.59%	8/31/2028		$23,907	23,825	23,787
Media: Broadcasting & Subscription Total								$26,776	$26,845	41.5%
Media: Diversified & Production
Aptus 1724. Gmbh (7)(14)(19)(21)(26)	First Lien Senior Secured Loan	EURIBOR	7.00% PIK	9.07%	3/3/2028		€36,230	42,816	12,756
Aptus 1724 Gmbh (7)(14)(19)(21)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	7.15% PIK	10.89%	3/3/2028		$10,636	10,324	3,191
Media: Diversified & Production Total								$53,140	$15,947	24.8%

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
Retail
New Look (Delaware) Corporation (15)(19)	First Lien Senior Secured Loan	CORRA	5.25%	7.51%	5/26/2028	CAD	17,874	14,661	13,027
New Look Vision Group (15)(19)	First Lien Senior Secured Loan - Delayed Draw	CORRA	5.25%	7.51%	5/26/2028	CAD	1,162	896	847
New Look Vision Group (15)(19)	First Lien Senior Secured Loan - Delayed Draw	CORRA	5.25%	7.51%	5/26/2028	CAD	2,231	1,605	1,626
Retail Total								$17,162	$15,500	24.0%

Services: Business
Beneficium (15)(19)	First Lien Senior Secured Loan	SONIA	5.75%	9.48%	6/28/2031		£7,497	9,733	9,883
Brook Bidco (18)(19)(26)	First Lien Senior Secured Loan	SONIA	1.87% (5.66% PIK)	11.25%	7/10/2028		£28,318	38,068	34,284
Brook Bidco (16)(19)(26)	First Lien Senior Secured Loan	SOFR	1.91% (5.93% PIK)	11.52%	7/10/2028		£6,244	8,250	7,410
Brook Bidco (16)(19)(26)	First Lien Senior Secured Loan	SOFR	1.91% (5.93% PIK)	11.52%	7/10/2028		£8,734	11,506	10,332
Cube (18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	2.00% (4.50% PIK)	10.19%	5/20/2031		$9,374	9,374	9,374
Datix Bidco Limited (17)(19)	First Lien Senior Secured Loan	SONIA	5.00%	8.99%	4/30/2031		£8,160	10,510	10,976
Easy Ice (15)(19)	First Lien Senior Secured Loan	SOFR	5.40%	9.24%	10/30/2030		$8,415	8,308	8,415
Fiduciaire Jean-Marc Faber (FJMF) (15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.50%	7.58%	4/3/2032		€7,904	9,103	9,183
iBanFirst (18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	9.75% PIK	11.77%	7/13/2028		€15,984	18,015	18,759
Opus2 (18)(19)	First Lien Senior Secured Loan	SONIA	5.28%	9.00%	5/5/2028		£12,151	16,572	16,346
Parcel2Go (18)(19)	First Lien Senior Secured Loan	SONIA	7.00%	10.97%	11/26/2031		£4,713	5,938	5,390
Parcel2Go (5)(14)(19)	Preferred Equity	—	—	—	—		£1,407,911	—	—
Parcel2Go (5)(14)(19)	Equity Interest	—	—	—	—		£5	—	—
Spring Finco BV (18)(19)	First Lien Senior Secured Loan	NIBOR	5.50%	8.88%	7/15/2029	NOK	174,360	16,601	17,031
TES Global (18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	5.00%	9.01%	1/27/2029		£1,200	1,494	1,606
TES Global (18)(19)	First Lien Senior Secured Loan	SONIA	5.00%	9.01%	2/1/2029		£14,364	17,695	19,322
Webcentral (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.50%	8.62%	12/18/2030		€3,423	3,784	4,017
Webcentral (18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.50%	10.53%	12/18/2030		€3,123	3,582	3,593
Webcentral (18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.50%	10.53%	12/18/2030		€3,323	3,462	3,899
Services: Business Total								$191,995	$189,820	294.5%

Services: Consumer
SG Global Midco Limited (19)	First Lien Senior Secured Loan	—	10.00% PIK	10.00%	12/31/2028		£215	285	289
Surrey Bidco Limited (7)(14)(18)(19)(26)	First Lien Senior Secured Loan	SONIA	7.28% PIK	11.00%	12/31/2028		£7,594	8,406	2,554
Voltaire Topco Limited (5)(14)(19)	Equity Interest	—	—	—	—		£43	—	—
Services: Consumer Total								$8,691	$2,843	4.4%

Investments Total								$739,567	$733,104	1137.5%

Cash Equivalents
Goldman Sachs Financial Square Government Fund Institutional Shares (27)	Cash Equivalents	—	—	3.70%	—		$14,078	14,078	14,078
Goldman Sachs US $ Treasury Liquid Reserves Fund Institutional Shares (27)	Cash Equivalents	—	—	3.70%	—		$318	318	318
Cash Equivalents Total								$14,396	$14,396	22.3%
Investments and Cash Equivalents Total								$753,963	$747,500	1159.8%

Forward Foreign Currency Exchange Contracts

				Unrealized
Currency Purchased	Currency Sold	Counterparty	Settlement Date	Appreciation(8)
EURO 18,912	US DOLLARS 20,060	Standard Chartered	01/09/2026	$2,162
US DOLLARS 2,285	AUSTRALIAN DOLLARS 3,590	Standard Chartered	02/24/2026	(109)
US DOLLARS 2,713	BRITISH POUNDS 2,090	Goldman Sachs	02/24/2026	(98)
AUSTRALIAN DOLLARS 3,590	US DOLLARS 2,353	Standard Chartered	02/24/2026	42
EURO 4,860	US DOLLARS 5,747	Morgan Stanley	02/24/2026	(24)
US DOLLARS 882	CANADIAN DOLLARS 1,243	Morgan Stanley	02/24/2026	(27)
US DOLLARS 5,168	EURO 4,860	Morgan Stanley	02/24/2026	(554)
EURO 215	CANADIAN DOLLARS 337	Morgan Stanley	02/26/2026	6
EURO 2,830	AUSTRALIAN DOLLARS 5,037	Morgan Stanley	03/10/2026	(24)
EURO 1,706	AUSTRALIAN DOLLARS 3,040	Standard Chartered	03/10/2026	(17)
EURO 2,223	BRITISH POUNDS 1,906	Morgan Stanley	03/10/2026	57
AUSTRALIAN DOLLARS 2,210	EURO 1,227	Standard Chartered	03/10/2026	28
EURO 2,003	US DOLLARS 2,365	BNP Paribas	03/10/2026	(4)
US DOLLARS 3,530	EURO 2,985	Morgan Stanley	03/10/2026	13
EURO 4,476	US DOLLARS 5,200	Morgan Stanley	03/10/2026	74
EURO 5,507	US DOLLARS 6,400	Standard Chartered	03/10/2026	88
EURO 1,750	BRITISH POUNDS 1,545	Standard Chartered	04/02/2026	(13)
US DOLLARS 7,640	BRITISH POUNDS 5,695	Goldman Sachs	04/02/2026	(18)
US DOLLARS 2,820	BRITISH POUNDS 2,117	Morgan Stanley	05/08/2026	(27)
EURO 3,289	BRITISH POUNDS 2,835	BNP Paribas	06/02/2026	78
US DOLLARS 1,545	BRITISH POUNDS 1,145	Morgan Stanley	06/02/2026	5
EURO 1,950	US DOLLARS 2,318	BNP Paribas	06/02/2026	(12)
US DOLLARS 3,443	EURO 2,960	BNP Paribas	06/02/2026	(57)
US DOLLARS 12,381	BRITISH POUNDS 10,280	Morgan Stanley	06/08/2026	(1,441)
US DOLLARS 22,672	EURO 20,600	Standard Chartered	06/10/2026	(1,696)
US DOLLARS 1,889	NEW ZEALAND DOLLAR 3,146	Standard Chartered	06/25/2026	69
US DOLLARS 3,563	AUSTRALIAN DOLLARS 5,490	BNP Paribas	07/30/2026	(93)
US DOLLARS 12,143	AUSTRALIAN DOLLARS 18,568	Morgan Stanley	09/10/2026	(212)
US DOLLARS 7,318	AUSTRALIAN DOLLARS 11,205	Standard Chartered	09/10/2026	(138)
US DOLLARS 6,778	BRITISH POUNDS 5,010	Morgan Stanley	09/10/2026	44
AUSTRALIAN DOLLARS 8,042	US DOLLARS 5,279	Morgan Stanley	09/10/2026	72
BRITISH POUNDS 2,890	US DOLLARS 3,893	Morgan Stanley	09/10/2026	(9)
EURO 427	NEW ZEALAND DOLLAR 853	Morgan Stanley	09/16/2026	12
EURO 2,178	AUSTRALIAN DOLLARS 3,931	Standard Chartered	10/02/2026	(26)
US DOLLARS 9,578	AUSTRALIAN DOLLARS 14,489	Standard Chartered	10/02/2026	(59)
EURO 412	CANADIAN DOLLARS 677	Standard Chartered	10/02/2026	(9)
US DOLLARS 1,813	CANADIAN DOLLARS 2,494	Standard Chartered	10/02/2026	(24)
EURO 784	NORWEGIAN KRONE 9,370	Standard Chartered	10/02/2026	5
EURO 4,925	US DOLLARS 5,890	Standard Chartered	10/02/2026	(38)
US DOLLARS 28,295	EURO 23,720	Standard Chartered	10/02/2026	112
US DOLLARS 3,447	NORWEGIAN KRONE 34,539	Standard Chartered	10/02/2026	31
EURO 552	BRITISH POUNDS 490	BNP Paribas	10/19/2026	(3)
EURO 843	AUSTRALIAN DOLLARS 1,517	BNP Paribas	10/30/2026	(6)
US DOLLARS 2,347	EURO 2,000	Morgan Stanley	11/06/2026	(32)
US DOLLARS 27,514	EURO 23,460	Standard Chartered	11/06/2026	(393)
US DOLLARS 2,230	BRITISH POUNDS 1,700	Morgan Stanley	11/06/2026	(54)
EURO 268	BRITISH POUNDS 240	Morgan Stanley	11/06/2026	(4)
				$(2,323)

(1)
The investments bear interest at a rate that may be determined by reference to EURIBOR, NIBOR, CORRA, BBSY, SONIA or SOFR which reset daily, monthly, quarterly or semiannually. For each, the Company has provided the PIK or the spread over EURIBOR, NIBOR, CORRA, BBSY, SONIA, or SOFR and the current weighted average interest rate in effect at

December 31, 2025. Certain investments are subject to a EURIBOR, NIBOR, CORRA, BBSY, SONIA, or SOFR interest rate floor.
(2)
Unless otherwise noted, all assets are pledged as collateral under the ISLP Credit Facility.
(3)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.
(4)
Percentages are based on the ISLP’s net assets (in thousands) of $64,451 as of December 31, 2025.
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
(27)
Cash equivalents include $14,396 of restricted cash.

Below is the financial information for ISLP:

Selected Balance Sheet Information

	As of	As of
	September 30, 2026	December 31, 2025
ASSETS
Investments at fair value (amortized cost of $684,529 and $739,567, respectively)	$696,898	$733,104
Cash and cash equivalents	7,607	15,565
Foreign cash (cost of $4,628 and $10,095, respectively)	4,800	9,607
Collateral on forward currency exchange contracts	5	3
Deferred financing costs (net of accumulated amortization of $4,432 and $3,897, respectively)	2,661	3,196
Unrealized appreciation on forward currency exchange contracts	58	15
Interest receivable on investments	15,566	14,831
Receivable for investments sold	4,173	—
Other receivable	—	237
Total assets	$731,768	$776,558

LIABILITIES
Debt	$372,237	$381,361
Subordinated notes payable to members	303,374	305,655
Interest payable on debt	855	942
Interest payable on subordinated notes payable to members	14,617	18,984
Payable for investments purchased	619	—
Unrealized depreciation on forward currency exchange contracts	1,728	2,338
Distributions payable to members	—	1,712
Accounts payable and accrued expenses	1,847	1,115
Total liabilities	$695,277	$712,107
MEMBERS' EQUITY
Total members’ equity	36,491	64,451
Total liabilities and members' equity	$731,768	$776,558

Selected Statements of Operations Information

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Investment income
Interest income	$16,348	$17,244	$49,208	$52,261
Total investment income	16,348	17,244	49,208	52,261

Expenses
Interest and debt financing expenses	5,338	5,348	15,314	15,804
Interest expense on subordinated notes payable to members	9,090	9,605	22,464	28,034
Professional fees and other expenses	987	980	2,967	2,900
Total expenses	15,415	15,933	40,745	46,738
Net investment income	933	1,311	8,463	5,523

Net realized and unrealized gains (losses)
Net realized gain (loss) on investments	1,869	414	(60,561)	1,821
Net realized loss on extinguishment of debt	—	—	—	(1,652)
Net realized gain (loss) on foreign currency transactions	(370)	295	(1,074)	(20,457)
Net realized gain (loss) on forward currency exchange contracts	(225)	(1,468)	(1,983)	88
Net change in unrealized gain (loss) on debt	696	—	8,686	—
Net change in unrealized appreciation on foreign currency translation	(2)	3,522	361	(13,177)
Net change in unrealized appreciation on forward currency exchange contracts	(120)	2,315	655	(9,114)
Net change in unrealized appreciation on investments	(9,613)	(21,068)	18,832	18,337
Total net gain (loss)	(7,765)	(15,990)	(35,084)	(24,154)
Net increase (decrease) in members’ equity from operations	$(6,832)	$(14,679)	$(26,621)	$(18,631)

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

As of September 30, 2026, the fair value of the Company’s investment in SLP consisted of subordinated notes of $162.1 million, preferred equity interests of $1.8 million and equity interests of $0.0 million. As of December 31, 2025, the fair value of the Company’s investment in SLP consisted of subordinated notes of $157.9 million, preferred equity interests of $1.8 million and equity interests of $5.0 million.

In future periods, the Company may sell certain of its investments or a participating interest in certain of its investments to SLP. The Company may also purchase certain investments or a participating interest in certain investments from SLP. For the three months ended September 30, 2026, the Company has sold $116.3 million of its investments to SLP. For the nine months ended September 30, 2026, the Company has sold $284.1 million of its investments to SLP. The Company purchased no investments from SLP during the three and nine months ended September 30, 2026. Since inception, the Company has sold $2,667.6 million of its investments to SLP and purchased $102.5 million in investments from SLP. The purchase and sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a purchase and sale.

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

On March 13, 2024, SLP refinanced the 2018-1 Issuer through a private placement of $500 million of senior secured and senior deferrable notes consisting of (i) $290.0 million of Class A-1-R Senior Secured Floating Rate Notes; (ii) $20.0 million of Class A‑J‑R Senior Secured Floating Rate Notes; (iii) $30.0 million of Class A-2-R Senior Secured Floating Rate Notes; (iv) $40.0 million of Class B-R Mezzanine Secured Deferrable Floating Rate Notes; (v) $30.0 million of Class C-R Mezzanine Secured Deferrable Floating Rate Notes; and (vi) $30.0 million of Class D-R Junior Secured Deferrable Floating Rate Notes. The transaction resulted in a realized loss on the extinguishment of debt of $1.3 million from the acceleration of unamortized debt issuance costs.

As part of the refinancing transaction, SLP bought the Company’s membership interests of the 2018-1 Issuer for $22.4 million, making SLP the sole owner of the 2018-1 Membership Interests.

On April 6, 2026, SLP refinanced the 2018-1 Issuer through a private placement of $446.0 million of senior secured and senior deferrable notes consisting of (i) $150.0 million of Class A-1-L Senior Secured Floating Rate Notes, which currently bear interest at the applicable reference rate plus 1.67% per annum; (ii) $140.0 million of Class A-1-R Senior Secured Floating Rate Notes, which bear interest at the applicable reference rate plus 1.67% per annum; (iii) $13.0 million of Class A-2-FR Senior Secured Fixed Rate Notes, which bear interest at 5.81% per annum; (iv) $17.0 million of Class A-2-R Senior Secured Floating Rate Notes, which bear interest at the applicable reference rate plus 2.05% per annum; (v) $20.0 million of Class A-J-R Senior Secured Floating Rate Notes, which bear interest at the applicable reference rate plus 1.90% per annum; (vi) $5.0 million of Class B-F-R Mezzanine Secured Deferrable Fixed Rate Notes, which bear interest at 6.78% per annum; (vii) $35.0 million of Class B-R Senior Secured Floating Rate Notes, which bear interest at the applicable reference rate plus 3.00% per annum; (viii) $30.0 million of Class C-R Mezzanine Secured Deferrable Floating Rate Notes, which bear interest at the applicable reference rate plus 4.71% per annum; (ix) $30.0 million of Class D-R Junior Secured Deferrable Floating Rate Notes, which bear interest at the applicable reference rate plus 7.70% per annum; (x) $6.0 million of Class X-RR Senior Secured Floating Rate Notes, which bear interest at the applicable reference rate plus 1.10% per annum (collectively, the “2018‑1 CLO Reset Notes”). The obligations of the 2018-1 Issuer under the 2018-1 CLO Transaction are non-recourse to the Company. The 2018‑1 CLO Reset Notes are scheduled to mature on April 20, 2038.

As part of the refinancing transaction, SLP contributed incrementally to the Company’s membership interests of the 2018-1 Issuer, bringing the total to $87.7 million. The 2018-1 Membership Interests are eliminated in consolidation on SLP’s Consolidated Financial Statements.

Below is a table summary of the 2018‑1 CLO Reset Notes as of September 30, 2026:

2018-1 Notes	Principal Amount	Spread above Index		Interest rate
Class A-1-L Notes	$150,000	1.67	% + 3 Month SOFR	5.40%
Class A-1-R Notes	140,000	1.67	% + 3 Month SOFR	5.40%
Class A-2-FR Notes	13,000	5.81%		5.81%
Class A-2-R Notes	17,000	2.05	% + 3 Month SOFR	5.78%
Class A-J-R Notes	20,000	1.90	% + 3 Month SOFR	5.63%
Class B-F-R Notes	5,000	6.78%		6.78%
Class B-R Notes	35,000	3.00	% + 3 Month SOFR	6.73%
Class C-R Notes	30,000	4.71	% + 3 Month SOFR	8.44%
Class D-R Notes	30,000	7.70	% + 3 Month SOFR	11.43%
Class X-RR Notes	5,625	1.10	% + 3 Month SOFR	4.83%
Total 2018-1 Notes	$445,625

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

On August 13, 2025, the 2023-1 Issuer refinanced the 2023‑1 CLO Transaction through a private placement of $331.6 million of senior secured and senior deferrable notes consisting of: (i) $188.5 million of Class A‑1‑R Senior Secured Floating Rate Notes, which currently bear interest at the applicable reference rate plus 1.58% per annum; (ii) $9.8 million of Class A‑2‑R Senior Secured Floating Rate Notes, which bear interest at the applicable reference rate plus 1.80% per annum; (iii) $22.8 million of Class B-R Senior Deferrable Floating Rate Notes, which bear interest at the applicable reference rate plus 1.90% per annum; (iv) $27.6 million of Class C-R Senior Deferrable Floating Rate Notes, which bear interest at the applicable reference rate plus 2.25% per annum; (v) $17.9 million of Class D-R Senior Deferrable Floating Rate Notes, which bear interest at the applicable reference rate plus 3.25% per annum; and (vi) $19.5 million of Class E-R Senior Deferrable Floating Rate Notes, which bear interest at the applicable reference rate plus 6.5% per annum (collectively, the “2023‑1 CLO Reset Notes”). The 2023‑1 CLO Reset Notes are scheduled to mature on July 20, 2037. The Company retained $19.6 million of the Class C-R Notes and $19.5 million of the Class E-R Notes. The retained notes by the Company are eliminated in consolidation. The obligations of the 2023-1 Issuer under the 2023-1 CLO Transaction are non-recourse to the Company.

The 2023‑1 Notes are scheduled to mature on July 20, 2037 and are included in SLP’s Consolidated Financial Statements. Additionally, SLP holds $45.6 million in membership interests in the 2023-1 Issuer (“2023-1 Membership Interests”). 100% of the 2023-1 Membership Interests are retained by SLP and eliminated in consolidation on SLP’s Consolidated Financial Statements. Below is a table summary of the 2023-1 Notes as of September 30, 2026:

2023-1 Debt	Principal Amount	Spread above Index		Interest rate
Class A-1-R Notes	$188,500	1.58	% + SOFR	5.31%
Class A-2-R Notes	9,750	1.80	% + SOFR	5.53%
Class B-R Notes	22,750	1.90	% + SOFR	5.63%
Class C-R Notes	27,625	2.25	% + SOFR	5.98%
Class D-R Notes	17,875	3.25	% + SOFR	6.98%
Total 2023-1 Notes	$266,500

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

The 2024‑1 Notes are scheduled to mature on July 17, 2036 and are included in SLP’s Consolidated Financial Statements. Additionally, SLP holds $76.4 million in membership interests in the 2024-1 Issuer (“2024-1 Membership Interests”). 100% of the 2024-1 Membership Interests are retained by SLP and eliminated in consolidation on SLP’s Consolidated Financial Statements. Below is a table summary of the 2024-1 Notes as of September 30, 2026:

2024-1 Debt	Principal Amount	Spread above Index		Interest rate
Class A-1 Notes	$250,750	1.75	% + SOFR	5.50%
Class A-2 Notes	12,750	1.95	% + SOFR	5.70%
Class B Notes	25,500	2.05	% + SOFR	5.80%
Class C Notes	34,000	2.75	% + SOFR	6.50%
Class D Notes	25,500	4.50	% + SOFR	8.25%
Class E Notes	25,500	8.00	% + SOFR	11.75%
Total 2024-1 Notes	$374,000

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

The 2025‑1 Notes are scheduled to mature on July 17, 2037 and are included in SLP’s Consolidated Financial Statements. Additionally, SLP holds $53.4 million in membership interests in the 2025-1 Issuer (“2025-1 Membership Interests”). 100% of the 2025-1 Membership Interests are retained by SLP and eliminated in consolidation on SLP’s Consolidated Financial Statements. Below is a table summary of the 2025-1 Notes as of September 30, 2026:

2025-1 Debt	Principal Amount	Spread above Index		Interest rate
Class A-1 Notes	$147,000	1.62	% + SOFR	5.37%
Class A-1 Loans	56,000	1.62	% + SOFR	5.37%
Class A-2 Loans	14,000	1.77	% + SOFR	5.52%
Class B Notes	21,000	1.95	% + SOFR	5.70%
Class C Notes	29,750	2.50	% + SOFR	6.25%
Class D-1 Notes	19,250	3.50	% + SOFR	7.25%
Class D-2 Notes	8,750	5.50	% + SOFR	9.25%
Total 2025-1 Notes	$295,750

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding as of September 30, 2026 was 5.9%. The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the year ended December 31, 2025 was 6.9%.

Below is a summary of SLP’s portfolio at fair value:

	As of	As of
	September 30, 2026	December 31, 2025
Total investments	$1,617,666	$1,536,252
Weighted average yield on investments	9.5%	9.4%
Number of borrowers in SLP	110	99
Largest portfolio company investment	$40,187	$42,227
Total of five largest portfolio company investments	$186,785	$188,219
Unfunded commitments	$1,155	$4,109

Below is a listing of SLP’s individual investments as of September 30, 2026:

Senior Loan Program, LLC

Consolidated Schedule of Investments

As of September 30, 2026

Portfolio Company	Investment Type	Index (1)	Floor (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)	Cost	Market Value	% of Members' Equity
Aerospace & Defense
ATS (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.75%	9.50%	7/12/2029	$19,962	19,829	19,962
BTX Precision (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.90%	7/25/2030	$21,336	21,249	21,336
BTX Precision (4)	First Lien Senior Secured Loan	SOFR	1.00%	4.75%	8.59%	7/25/2030	$4,726	4,726	4,726
BTX Precision (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.00%	8.90%	7/25/2030	$7,895	7,895	7,895
BTX Precision (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.00%	8.73%	7/25/2030	$2,500	2,500	2,500
GSP Holdings, LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	2.89% (2.86% PIK)	9.97%	11/6/2027	$26,884	27,018	25,540
GSP Holdings, LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	2.89% (2.86% PIK)	9.97%	11/6/2027	$131	131	125
Heads Up Technologies, Inc. (4)	First Lien Senior Secured Loan	SOFR	0.75%	5.00%	9.07%	7/23/2030	$16,335	16,271	16,335
Mach Acquisition, LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	7.15%	10.88%	4/19/2027	$24,774	24,774	24,774
OSP ARA Purchaser, LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	9.32%	7/14/2033	$8,233	8,192	8,192
Saturn Purchaser Corp. (4)	First Lien Senior Secured Loan	SOFR	1.00%	4.50%	8.31%	7/22/2030	$29,633	29,590	29,632
Whitcraft-Paradigm (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	9.07%	2/15/2029	$11,152	11,109	11,152
Whitcraft-Paradigm (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.00%	9.07%	2/15/2029	$4,467	4,467	4,467
Aerospace & Defense Total								$177,751	$176,636	9625.9%

Automotive
Cardo (4)	First Lien Senior Secured Loan	SOFR	—	5.00%	8.98%	5/30/2028	$10,800	10,800	10,800
Chilton (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.26%	2/5/2031	$16,266	16,107	14,070
Gills Point S (4)	First Lien Senior Secured Loan	SOFR	1.00%	4.50% (1.50% PIK)	9.73%	5/17/2029	$9,780	9,693	9,536
Intoxalock (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.79%	11/1/2028	$16,624	16,563	16,625
Automotive Total								$53,163	$51,031	2781.0%

Beverage, Food, & Tobacco
AgroFresh Solutions (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.50%	4/1/2030	$23,747	23,649	23,510
INW Manufacturing, LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.75%	9.50%	1/23/2031	$32,498	32,157	32,172
Shennong Buyer, Inc. (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	9.07%	5/6/2033	$14,500	14,429	14,428
Beverage, Food, & Tobacco Total								$70,235	$70,110	3820.7%

Capital Equipment
Accelevation LLC (4)	First Lien Senior Secured Loan	SOFR	0.75%	5.25%	9.15%	1/2/2031	$12,461	12,278	12,461
AXH Air Coolers (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.17%	10/31/2029	$27,189	27,115	27,189
AXH Air Coolers (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.17%	10/31/2029	$12,998	12,998	12,998

Senior Loan Program, LLC

Consolidated Schedule of Investments

As of September 30, 2026

Portfolio Company	Investment Type	Index (1)	Floor (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)	Cost	Market Value	% of Members' Equity
Capital Equipment
Engineered Products Co., LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	4.50%	8.45%	8/12/2031	$3,237	3,210	3,237
EXT Acquisitions, Inc. (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	9.27%	12/19/2031	$4,799	4,777	4,799
Capital Equipment Total								$60,378	$60,684	3307.0%

Chemicals, Plastics, & Rubber
Duraco (4)	First Lien Senior Secured Loan	SOFR	1.50%	6.50%	10.23%	6/6/2029	$13,519	13,348	12,843
V Global Holdings LLC (4)	First Lien Senior Secured Loan	SOFR	0.75%	5.75%	9.63%	1/2/2029	$9,867	9,853	9,374
Chemicals, Plastics, & Rubber Total								$23,201	$22,217	1210.7%

Construction & Building
AGS American Glass Services Acquisition, LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.32%	7/24/2031	$3,631	3,616	3,631
G702 Buyer, Inc. (4)	First Lien Senior Secured Loan	SOFR	0.75%	4.75%	9.01%	7/2/2031	$4,455	4,397	4,455
Service Master (3)(4)(7)	First Lien Senior Secured Loan	SOFR	—	6.75% PIK	10.77%	8/16/2027	$19,815	18,784	13,375
Service Master (3)(4)(7)	First Lien Senior Secured Loan	SOFR	1.00%	6.75% PIK	10.76%	8/16/2027	$5,321	4,986	3,592
TL Sapphire Parent, Inc. (4)	First Lien Senior Secured Loan	SOFR	0.75%	5.00%	8.73%	1/24/2033	$6,940	6,908	6,871
Zeus Fire & Security (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.73%	12/11/2030	$27,922	27,762	27,922
Construction & Building Total								$66,453	$59,846	3261.4%

Consumer goods: Durable
New Milani Group LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	4.75%	8.82%	6/26/2031	$9,677	9,634	9,677
Stanton Carpet (4)	Second Lien Senior Secured Loan	SOFR	1.00%	9.00%	12.90%	4/1/2028	$5,000	4,971	5,000
Tangent Technologies Holdings, LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	9.15%	8/2/2032	$7,000	6,965	6,965
TLC Purchaser, Inc. (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.74%	10/11/2027	$35,097	34,753	35,097
TLC Purchaser, Inc. (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.76%	10.10%	10/11/2027	$1,975	1,962	1,975
Consumer goods: Durable Total								$58,285	$58,714	3199.7%

Consumer goods: Non-durable
Evriholder (4)	First Lien Senior Secured Loan	SOFR	1.50%	6.75%	10.85%	1/24/2028	$14,711	14,659	14,638
Hempz (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	9.32%	10/25/2029	$13,239	13,165	12,908
Orchard Park BidCo, Inc. (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	9.07%	4/21/2033	$3,060	3,046	3,045
RoC Skincare (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	9.01%	2/21/2031	$23,870	23,716	23,870
Solaray, LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00% (1.75% PIK)	10.58%	3/27/2029	$10,164	10,164	9,351
Summer Fridays, LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	9.32%	5/16/2031	$10,166	10,044	9,963

Senior Loan Program, LLC

Consolidated Schedule of Investments

As of September 30, 2026

Portfolio Company	Investment Type	Index (1)	Floor (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)	Cost	Market Value	% of Members' Equity
Consumer goods: Non-durable
WU Holdco, Inc. (4)	First Lien Senior Secured Loan	SOFR	0.75%	4.75%	8.82%	4/15/2032	$25,951	25,845	25,950
Consumer goods: Non-durable Total								$100,639	$99,725	5434.6%

Containers, Packaging, & Glass
ASP-r-pac Acquisition Co LLC (4)	First Lien Senior Secured Loan	SOFR	0.75%	5.25%	9.09%	12/31/2030	$18,236	18,184	18,236
Precision Concepts Canada Corporation (4)	First Lien Senior Secured Loan	SOFR	1.00%	4.75%	8.51%	8/2/2032	$798	791	790
Precision Concepts Parent Inc. (4)	First Lien Senior Secured Loan	SOFR	1.00%	4.75%	8.51%	8/2/2032	$1,828	1,812	1,810
Containers, Packaging, & Glass Total								$20,787	$20,836	1135.5%

FIRE: Finance
Choreo (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	9.32%	2/18/2028	$2,438	2,438	2,438
Insigneo Financial Group LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	6.35%	10.31%	8/1/2028	$7,400	7,400	7,400
Insigneo Financial Group LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	6.60%	10.50%	8/1/2028	$2,869	2,869	2,869
PMA (4)	First Lien Senior Secured Loan	SOFR	0.75%	4.75%	8.82%	1/31/2031	$17,456	17,268	17,456
FIRE: Finance Total								$29,975	$30,163	1643.8%

FIRE: Insurance
Simplicity (4)	First Lien Senior Secured Loan	SOFR	0.75%	5.00%	9.07%	12/31/2031	$24,809	24,609	24,809
FIRE: Insurance Total								$24,609	$24,809	1352.0%

Healthcare & Pharmaceuticals
Accident Care Alliance Holdco LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	9.07%	8/20/2030	$13,129	13,075	13,129
AEG Vision (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.75%	9.97%	3/27/2027	$2,726	2,726	2,726
AEG Vision (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.75%	9.97%	3/27/2027	$9,227	9,227	9,227
AEG Vision (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.75%	9.97%	3/27/2027	$5,970	5,970	5,970
AEG Vision (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.75%	9.97%	3/27/2027	$1,993	1,993	1,993
AOM Infusion (4)	First Lien Senior Secured Loan	SOFR	0.75%	5.00%	9.04%	3/19/2032	$3,606	3,577	3,606
Apollo Intelligence (4)	First Lien Senior Secured Loan	SOFR	0.75%	2.50% (3.75% PIK)	10.00%	6/1/2028	$10,368	10,339	10,161
Beacon Specialized Living (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.57%	3/27/2028	$12,369	12,313	12,369
CRH Healthcare Purchaser, Inc. (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	9.33%	9/17/2031	$2,662	2,650	2,622
EHE Health (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.57%	8/7/2030	$24,255	24,091	23,891
HealthDrive (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.90%	8/20/2029	$20,062	20,062	20,062
HealthDrive (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.00%	8.90%	8/20/2029	$6,232	6,204	6,232

Senior Loan Program, LLC

Consolidated Schedule of Investments

As of September 30, 2026

Portfolio Company	Investment Type	Index (1)	Floor (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)	Cost	Market Value	% of Members' Equity
Healthcare & Pharmaceuticals
HealthDrive (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.00%	8.90%	8/20/2029	$267	267	267
Lightspeed Buyer, Inc. (4)	First Lien Senior Secured Loan	SOFR	0.75%	4.50%	8.57%	2/6/2032	$8,479	8,418	8,394
Odyssey Behavioral Health (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	9.01%	5/21/2031	$34,884	34,567	34,880
Pharmacy Partners (4)	First Lien Senior Secured Loan	SOFR	1.50%	6.50%	10.26%	2/28/2029	$23,110	22,975	23,110
Psychiatric Medical Care LLC (4)	First Lien Senior Secured Loan	SOFR	0.75%	4.75%	8.48%	7/1/2032	$10,173	10,065	10,173
Red Nucleus (4)	First Lien Senior Secured Loan	SOFR	0.75%	5.25%	9.08%	10/17/2031	$16,168	16,017	15,844
RedMed Operations (Collage Rehabilitation) (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.90%	2/28/2031	$22,589	22,391	22,589
StateServ Acquisition, Inc. (4)	First Lien Senior Secured Loan	SOFR	—	4.50%	8.25%	7/18/2033	$12,740	12,677	12,644
Sunmed Group Holdings, LLC (4)	First Lien Senior Secured Loan	SOFR	0.75%	5.50%	9.42%	6/16/2028	$9,265	9,265	9,265
Vatica Health, Inc. (4)	First Lien Senior Secured Loan	SOFR	0.75%	4.25%	8.32%	10/29/2032	$9,043	8,960	9,043
Healthcare & Pharmaceuticals Total								$257,829	$258,197	14070.7%

High Tech Industries
Appriss (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.84%	3/10/2031	$21,838	21,772	21,838
LogRhythm, Inc. (4)	First Lien Senior Secured Loan	SOFR	1.00%	7.50% PIK	11.32%	7/2/2029	$4,234	4,166	3,641
NearMap (4)	First Lien Senior Secured Loan	SOFR	1.00%	4.50%	8.23%	12/9/2029	$15,922	15,829	15,922
NearMap (4)	First Lien Senior Secured Loan	SOFR	1.00%	4.50%	8.23%	12/10/2029	$20,764	20,723	20,764
PayRange (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.90%	10/31/2030	$18,201	18,084	18,201
Pricelabs Revenue Inc. (4)	First Lien Senior Secured Loan	SOFR	—	4.75%	8.82%	3/17/2033	$1,990	1,975	1,970
SensorTower (4)	First Lien Senior Secured Loan	SOFR	2.00%	7.50%	11.48%	3/15/2029	$5,873	5,849	5,873
Superna Inc. (4)	First Lien Senior Secured Loan	SOFR	1.00%	6.50%	10.59%	3/6/2028	$31,067	31,044	31,067
High Tech Industries Total								$119,442	$119,276	6500.1%

Hotel, Gaming, & Leisure
Awayday (4)	First Lien Senior Secured Loan	SOFR	1.00%	4.75%	8.82%	5/6/2032	$15,212	15,084	15,212
City BBQ (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.35%	9.24%	9/4/2030	$28,181	28,047	27,758
Pyramid Global Hospitality (4)	First Lien Senior Secured Loan	SOFR	1.25%	5.25%	9.00%	1/19/2028	$15,084	14,961	15,084
Pyramid Global Hospitality (4)	First Lien Senior Secured Loan	SOFR	1.25%	5.25%	9.00%	1/19/2028	$5,206	5,206	5,206
Hotel, Gaming, & Leisure Total								$63,298	$63,260	3447.4%

Media: Advertising, Printing & Publishing
AdThrive	First Lien Senior Secured Loan	SOFR	—	4.25%	8.27%	3/23/2028	$4,884	4,843	4,601
Media: Advertising, Printing & Publishing Total								$4,843	$4,601	250.7%

Senior Loan Program, LLC

Consolidated Schedule of Investments

As of September 30, 2026

Portfolio Company	Investment Type	Index (1)	Floor (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)	Cost	Market Value	% of Members' Equity
Media: Diversified & Production
Owl Acquisition, LLC (4)	First Lien Senior Secured Loan	SOFR	0.75%	4.75%	8.48%	4/17/2032	$14,850	14,760	14,182
Media: Diversified & Production Total								$14,760	$14,182	772.9%

Metals & Mining
Elevation NewCo, LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	6.00%	10.07%	8/1/2031	$2,372	2,352	2,372
Elevation NewCo, LLC (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	6.00%	10.07%	8/1/2031	$1,823	1,823	1,823
Lindstrom, LLC (4)	First Lien Senior Secured Loan	SOFR	0.75%	5.25%	9.15%	12/30/2032	$8,769	8,678	8,725
Metals & Mining Total								$12,853	$12,920	704.1%

Retail
New Look (Delaware) Corporation (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	9.32%	5/26/2028	$4,995	4,931	4,995
Thrasio, LLC (4)(7)	First Lien Senior Secured Loan	SOFR	1.00%	8.00%	12.01%	6/18/2029	$95	80	95
Thrasio, LLC (4)(6)(7)	Equity Interest	—	—	—	—	—	52	5,369	—
Thrasio, LLC (4)(6)(7)	Equity Interest	—	—	—	—	—	6	597	—
Retail Total								$10,977	$5,090	277.4%

Services: Business
ACAMS (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	9.07%	12/30/2031	$8,436	8,360	8,394
Allbridge (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.57%	6/5/2030	$22,134	22,053	22,134
Alogent Holdings, Inc. (4)	First Lien Senior Secured Loan	SOFR	1.00%	6.50%	10.23%	1/21/2032	$16,169	16,023	16,007
BLI Buyer, Inc. (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.82%	10/31/2031	$9,581	9,538	9,581
Datix Bidco Limited (4)	First Lien Senior Secured Loan	SOFR	0.50%	4.75%	8.48%	4/30/2031	$17,500	17,434	17,500
Dealer Services Network (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.23%	2/9/2027	$8,597	8,583	8,597
Discovery Senior Living (4)	First Lien Senior Secured Loan	SOFR	1.00%	4.75%	8.65%	3/18/2030	$16,575	16,483	16,492
Discovery Senior Living (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	4.75%	8.65%	3/18/2030	$3,474	3,474	3,452
Discovery Senior Living (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	4.75%	8.65%	3/18/2030	$2,773	2,773	2,759
E-Tech Group (4)	First Lien Senior Secured Loan	SOFR	1.00%	4.75%	8.82%	4/9/2030	$7,819	7,771	7,819
Easy Ice (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	9.22%	10/30/2030	$30,992	30,659	30,993
Eide Bailly Advisory LLC (4)	First Lien Senior Secured Loan	SOFR	0.75%	5.00%	8.82%	7/29/2033	$3,932	3,903	3,903
Electronic Merchant Systems (4)	First Lien Senior Secured Loan	SOFR	0.75%	4.50%	8.40%	8/1/2030	$20,633	20,408	20,633
HLSG Intermediate, LLC (4)	First Lien Senior Secured Loan	SOFR	0.75%	4.75%	8.49%	2/2/2033	$9,950	9,879	9,900
HLSG Intermediate, LLC (4)(5)	First Lien Senior Secured Loan - Delayed Draw	SOFR	0.75%	4.75%	8.49%	2/2/2033	$2,136	2,128	2,124

Senior Loan Program, LLC

Consolidated Schedule of Investments

As of September 30, 2026

Portfolio Company	Investment Type	Index (1)	Floor (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)	Cost	Market Value	% of Members' Equity
Services: Business
Morrow Sodali (4)	First Lien Senior Secured Loan	SOFR	—	5.00%	8.90%	4/25/2028	$2,162	2,153	2,162
Morrow Sodali (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.92%	10/25/2029	$9,968	9,968	9,968
Morrow Sodali (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	8.90%	10/25/2029	$7,622	7,591	7,622
PRGX (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.23%	12/20/2030	$17,157	17,024	16,771
Pure Wafer (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.50%	11/12/2030	$10,725	10,660	10,725
Pure Wafer (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.50%	9.50%	11/12/2030	$1,968	1,968	1,968
TEI Holdings Inc.	First Lien Senior Secured Loan	SOFR	0.50%	4.00%	8.07%	4/9/2031	$10,394	10,426	10,332
Services: Business Total								$239,259	$239,836	13070.1%

Services: Consumer
CorePower Yoga, LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	9.32%	4/30/2031	$20,888	20,807	20,888
MZR Buyer, LLC (4)(7)	First Lien Senior Secured Loan	SOFR	1.00%	6.75% (0.50% PIK)	11.47%	12/22/2028	$13,503	13,489	11,613
Spotless Brands (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	5.50%	9.34%	7/25/2028	$5,931	5,926	5,931
Vasa Fitness Buyer, Inc. (4)	First Lien Senior Secured Loan	SOFR	1.00%	6.25%	10.25%	8/15/2030	$3,960	3,916	3,920
Vasa Fitness, LLC (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	6.25%	10.25%	8/14/2030	$1,543	1,527	1,527
Services: Consumer Total								$45,665	$43,879	2391.2%

Telecommunications
Meriplex Communications, Ltd. (4)	First Lien Senior Secured Loan	SOFR	0.75%	5.00%	8.91%	7/17/2028	$14,621	14,481	13,451
Telecommunications Total								$14,481	$13,451	733.0%

Transportation: Cargo
Gulf Winds International (4)	First Lien Senior Secured Loan	SOFR	1.00%	6.00% (1.00% PIK)	10.90%	12/16/2028	$15,826	15,737	14,877
Gulf Winds International (4)	First Lien Senior Secured Loan	SOFR	1.00%	6.00% (1.00% PIK)	10.90%	12/16/2028	$14,014	13,887	13,173
ICAT Logistics, Inc. (4)	First Lien Senior Secured Loan	SOFR	1.00%	6.25%	10.15%	3/1/2029	$8,910	8,802	8,821
New Quantix Parent LLC (4)(6)	Equity Interest	—	—	—	—	—	5	4,048	4,048
Quantix SCS, LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	6.75% PIK	10.97%	7/17/2031	$14,452	14,452	14,452
RoadOne (4)	First Lien Senior Secured Loan	SOFR	1.00%	6.75%	10.57%	12/29/2028	$6,775	6,697	6,708
RoadOne (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	1.00%	6.75%	10.57%	12/29/2028	$1,041	1,039	1,031
Transportation: Cargo Total								$64,662	$63,110	3439.2%

Transportation: Consumer
PrimeFlight Acquisition LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.31%	5/1/2029	$22,478	22,219	22,478

Senior Loan Program, LLC

Consolidated Schedule of Investments

As of September 30, 2026

Portfolio Company	Investment Type	Index (1)	Floor (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (2)	Cost	Market Value	% of Members' Equity
Transportation: Consumer
PrimeFlight Acquisition LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.25%	8.98%	5/1/2029	$7,481	7,481	7,481
PrimeFlight Acquisition LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.57%	5/1/2029	$6,424	6,424	6,424
Transportation: Consumer Total								$36,124	$36,383	1982.7%

Utilities: Electric
KAMC Holdings, Inc. (4)	First Lien Senior Secured Loan	SOFR	0.75%	5.25%	9.00%	8/1/2031	$4,466	4,425	4,388
Utilities: Electric Total								$4,425	$4,388	239.1%

Utilities: Water
Vessco Water (4)	First Lien Senior Secured Loan	SOFR	0.75%	4.25%	8.15%	7/24/2031	$13,687	13,634	13,688
Vessco Water (4)	First Lien Senior Secured Loan - Delayed Draw	SOFR	0.75%	4.25%	8.15%	7/24/2031	$3,336	3,336	3,336
Utilities: Water Total								$16,970	$17,024	927.7%

Wholesale
Abracon Borrower, LLC. (4)(7)	First Lien Senior Secured Loan	SOFR	2.00%	5.50%	9.72%	6/10/2030	$4,321	4,321	4,321
Abracon TopCo, LLC (4)(6)(7)	Equity Interest	—	—	—	—	—	2	1,381	3,293
Blackbird Purchaser, Inc. (4)	First Lien Senior Secured Loan	SOFR	0.75%	5.75%	9.82%	12/19/2030	$5,269	5,269	5,269
Chex Finer Foods, LLC (4)	First Lien Senior Secured Loan	SOFR	1.00%	6.00%	9.81%	6/6/2031	$16,335	16,276	16,337
Fifty U.S. Bidco Inc (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.00%	9.07%	8/1/2031	$11,385	11,337	11,271
Hultec (4)	First Lien Senior Secured Loan	SOFR	1.00%	5.50%	9.26%	3/31/2029	$6,095	6,003	6,095
WSP (3)(4)(7)	First Lien Senior Secured Loan	SOFR	1.00%	7.00% PIK	10.97%	4/27/2028	$3,560	3,013	712
WSP (3)(4)(7)	First Lien Senior Secured Loan	—	—	8.00% PIK	8.00%	4/27/2028	$2,399	1,978	—
Wholesale Total								$49,578	$47,298	2577.5%
Investments Total								$1,640,642	$1,617,666	88156.2%

Cash Equivalents
Goldman Sachs Financial Square Government Fund Institutional Share Class	Cash Equivalents	—	—	—	3.74%	—	74,011	74,011	74,011
Goldman Sachs US Treasury Liquid Reserves Fund	Cash Equivalents	—	—	—	3.79%	—	15,257	15,257	15,257
Cash Equivalents Total								$89,268	$89,268	4864.7%
Investments and Cash Equivalents Total								$1,729,910	$1,706,934	93020.9%

(1)
The investments bear interest at a rate that may be determined by reference to SOFR which resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect for the largest contract as of September 30, 2026. Certain investments are subject to an interest rate floor. Certain investments or a portion thereof may include PIK.
(2)
The principal amount (par amount) for all debt securities is denominated in U.S. dollars, unless otherwise noted.
(3)
Loan was on non-accrual status as of September 30, 2026.
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
(6)
Non-income producing.
(7)
These investments are not pledged as collateral to any of the SLP CLO Notes. All other investments listed above are pledged as collateral to one or more of the 2018-1 Notes, the 2023-1 Notes, the 2024-1 Notes or the 2025-1 Notes (collectively the “SLP CLO Notes”).

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

(1)
The investments bear interest at a rate that may be determined by reference to SOFR which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may provide for PIK. For each, the Company has provided the PIK or the spread over SOFR and the current weighted average interest rate in effect at December 31, 2025. Certain investments are subject to a SOFR interest rate floor.
(2)
Tick mark not used.
(3)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.
(4)
Percentages are based on SLP’s net assets (in thousands) of $8,078 as of December 31, 2025.
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
(36)
Assets or a portion thereof are pledged as collateral for the 2025-1 Issuer.

Below is the financial information for SLP:

Selected Balance Sheet Information

	As of	As of
	September 30, 2026	December 31, 2025
ASSETS
Investments at fair value (amortized cost of $1,640,642 and $1,556,187, respectively)	$1,617,666	$1,536,252
Cash and cash equivalents	48,096	1,964
Restricted cash and cash equivalents	45,322	125,753
Prepaid expenses	3,420	3,773
Interest receivable on investments	14,477	12,658
Receivable for sales and paydowns of investments	10,066	3,976
Total assets	$1,739,047	$1,684,376

LIABILITIES
Debt (net of unamortized debt issuance costs of $12,032 and $10,022, respectively)	$1,370,137	$1,295,228
Subordinated notes payable to members	320,795	315,859
Interest payable on debt	17,042	21,951
Interest payable on subordinated notes payable to members	9,149	8,690
Payable for investments purchased	9,869	25,455
Distributions payable to members	6,224	6,785
Accounts payable and accrued expenses	3,996	2,330
Total liabilities	$1,737,212	$1,676,298

EQUITY
Members' equity	1,835	8,078
Total Members' equity	$1,835	$8,078
Total liabilities and members’ equity	$1,739,047	$1,684,376

Selected Statements of Operations Information

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Investment income
Interest income	$38,441	$40,703	$112,552	$117,499
Total investment income	38,441	40,703	112,552	117,499

Expenses
Interest and debt financing expenses	20,802	23,868	60,249	69,479
Interest expense on subordinated notes payable to members	9,149	8,563	27,109	23,576
Professional fees and other expenses	2,385	2,302	7,127	6,824
Total expenses	32,336	34,733	94,485	99,879
Net investment income	6,105	5,970	18,067	17,620

Net realized and unrealized gains (losses)
Net realized gain (loss) on investments	(11,569)	(1,100)	(15,880)	(6,842)
Net change in unrealized appreciation (depreciation) on investments	8,402	870	(3,044)	(3,630)
Net change in unrealized appreciation on members subordinated notes	3,286	—	13,034	24,141
Total net gain (loss)	119	(230)	(5,890)	13,669
Net increase from operations	6,224	5,740	12,177	31,289
Net increase in members' equity from operations	$6,224	$5,740	$12,177	$31,289

Note 4. Fair Value Measurements

Fair Value Disclosures

The following table presents fair value measurements of investments by major class, cash equivalents and derivatives as of September 30, 2026, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Measured at Net Asset Value (2)	Total
Investments:
First Lien Senior Secured Loan	$—	$—	$1,412,681	$—	$1,412,681
Second Lien Senior Secured Loan	—	—	21,303	—	21,303
Subordinated Debt	—	—	90,607	—	90,607
Preferred Equity	—	—	177,805	—	177,805
Equity Interest	—	3,502	182,424	—	185,926
Warrants	—	—	696	—	696
Subordinated Notes in Investment Vehicles (1)	—	—	352,832	—	352,832
Preferred Equity Interest in Investment Vehicles (1)	—	—	—	1,836	1,836
Equity Interests in Investment Vehicles (1)	—	—	—	26,648	26,648
Total Investments	$—	$3,502	$2,238,348	$28,484	$2,270,334
Cash equivalents	$29,880	$—	$—	$—	$29,880
Forward currency exchange contracts (asset)	$—	$3,462	$—	$—	$3,462
Interest rate swap (liability)	$—	$(24,873)	$—	$—	$(24,873)
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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2026:

	First Lien	Second Lien					Subordinated
	Senior	Senior					Notes in
	Secured	Secured	Subordinated	Preferred	Equity		Investment	Total
	Loans	Loans	Debt	Equity	Interests	Warrants	Vehicles (1)	Investments
Balance as of January 1, 2026	$1,591,538	$30,020	$95,687	$157,244	$219,124	$1,045	$348,654	$2,443,312
Purchases of investments and other adjustments to cost	490,243	—	656	19,424	15,369	—	8,985	534,677
Paid-in-kind interest income	15,219	149	9,655	1,768	—	—	—	26,791
Net accretion of discounts (amortization of premiums)	2,474	62	173	6	—	—	—	2,715
Principal repayments and sales of investments	(643,486)	(8,915)	(13,785)	(5,565)	(61,426)	—	—	(733,177)
Net change in unrealized appreciation on investments	(17,913)	(78)	(2,351)	4,156	20,000	(349)	(4,807)	(1,342)
Net realized gain (loss) on investments	(25,394)	65	572	772	(10,643)	—	—	(34,628)
Balance as of September 30, 2026	$1,412,681	$21,303	$90,607	$177,805	$182,424	$696	$352,832	$2,238,348
Change in unrealized appreciation attributable to investments still held at September 30, 2026	$(31,942)	$5	$(1,731)	$4,156	$10,327	$(349)	$(4,807)	$(24,341)

(1)
Represents debt investment in ISLP and SLP.

Transfers between levels, if any, are recognized at the beginning of the year in which transfers occur. For the nine months ended September 30, 2026, transfers from Level 2 to Level 3, if any, were primarily due to decreased price transparency. For the nine months ended September 30, 2026, transfers from Level 3 to Level 2, if any, were primarily due to increased price transparency.

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

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of September 30, 2026 were as follows:

	As of September 30, 2026
			Significant
	Fair Value of		Unobservable	Range of Significant
	Level 3 Assets (1)	Valuation Technique	Inputs	Unobservable Inputs (3)					Weighted Average (2)
First Lien Senior Secured Loan	$1,278,692	Discounted cash flows	Comparative Yield	7.0%		—	38.7%		12.3%
First Lien Senior Secured Loan	52,257	Comparable company multiple	EBITDA Multiple	7.8	x	—	12.3	x	8.7x
First Lien Senior Secured Loan	49,213	Comparable company multiple	Revenue Multiple	0.5	x	—	3.0	x	1.8x
First Lien Senior Secured Loan	2,135	Collateral Coverage	Recovery Rate			—			100.0%
Second Lien Senior Secured Loan	21,303	Discounted cash flows	Comparative Yield	13.6%		—	14.8%		14.3%
Subordinated Note Investment Vehicles	352,832	Collateral Coverage	Recovery Rate	90.6%		—	100.0%		95.7%
Subordinated Debt	90,607	Discounted cash flows	Comparative Yield	12.7%		—	19.8%		18.7%
Equity Interest	53,109	Discounted cash flows	Discount Rate			—			13.4%
Equity Interest	108,692	Comparable company multiple	EBITDA Multiple	4.5	x	—	34.5	x	12.6x
Equity Interest	6,473	Comparable company multiple	Revenue Multiple	0.5	x	—	7.8	x	6.5x
Equity Interest	6,040	Comparable company multiple	Book Value Multiple			—			1.3x
Preferred equity	32,799	Comparable company multiple	EBITDA Multiple	6.3	x	—	20.0	x	10.7x
Preferred equity	47,042	Comparable company multiple	Revenue Multiple	0.5	x	—	9.4	x	7.4x
Preferred equity	79,669	Comparable company multiple	Book Value Multiple			—			1.3x
Preferred equity	12,156	Discounted Cash Flows	Comparative Yield	13.5%		—	19.5%		17.3%
Preferred equity	5,068	Discounted Cash Flows	Discount Rate			—			13.0%
Warrants	696	Discounted Cash Flows	Discount Rate			—			25.0%
Total investments	$2,198,783

(1)
Included within the Level 3 assets of $2,238,348 is an amount of $39,565 for which the Advisor did not develop the unobservable inputs for the determination of fair value (examples include single source quotation and prior or pending transactions such as investments originated in the quarter or imminent payoffs).
(2)
Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.
(3)
The range for an asset category consisting of a single investment, if any, is not meaningful and therefore has been excluded.

The Company used the income approach and market approach to determine the fair value of certain Level 3 assets as of September 30, 2026. The significant unobservable inputs used in the income approach are the comparative yield and discount rate. The comparative yield and discount rate are used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value. The significant unobservable inputs used in the market approach are the comparable company multiple and the recovery rate. The comparable company multiple is used to estimate the enterprise value of the underlying investment. An increase/decrease in the multiple would result in an increase/decrease, respectively, in the fair value. The recovery rate represents the extent to which proceeds can be recovered. An increase/decrease in the recovery rate would result in an increase/decrease, respectively, in the fair value.

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

Debt Not Carried at Fair Value

Fair value is estimated by using market quotations or discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. If the Company’s debt obligations were carried at fair value, the fair value and level would have been as follows:

		As of
	Level	September 30, 2026	December 31, 2025
2019-1 Debt	2	$271,805	$272,182
March 2026 Notes	2	—	298,926
October 2026 Notes	2	299,733	295,222
March 2030 Notes	2	335,608	350,538
March 2031 Notes	2	328,615	—
Sumitomo Credit Facility	3	68,000	251,000
Total Debt		$1,303,761	$1,467,868

Note 5. Related Party Transactions

Investment Advisory Agreement

The Company entered into the first amended and restated investment advisory agreement as of November 14, 2018 (the “Prior Advisory Agreement”) with the Advisor, pursuant to which the Advisor manages the Company’s investment program and related activities. On November 28, 2018, the Board, including a majority of the Independent Directors, initially approved a second amended and restated advisory agreement (the “Amended Advisory Agreement”) between the Company and the Advisor. On February 1, 2019, stockholders approved the Amended Advisory Agreement which replaced the Prior Advisory Agreement.

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

For the three months ended September 30, 2026 and 2025, management fees were $8.8 million and $9.4 million, respectively. For the nine months ended September 30, 2026 and 2025, management fees were $26.9 million and $27.8 million, respectively.

As of September 30, 2026 and December 31, 2025, $8.8 million and $9.4 million, respectively, remained payable related to the Base Management Fee accrued in base management fee payable on the Consolidated Statements of Assets and Liabilities.

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

For the three months ended September 30, 2026 and 2025, the Company incurred $0.0 million and $4.6 million, respectively, of income incentive fees (before waivers), which are included in incentive fees on the Consolidated Statements of Operations.

For the nine months ended September 30, 2026 and 2025, the Company incurred $6.4 million and $12.3 million, respectively, of income incentive fees (before waivers), which are included in incentive fees on the Consolidated Statements of Operations.

As of September 30, 2026 and December 31, 2025, there was $0.0 million and $5.9 million, respectively, related to the income incentive fee accrued in incentive fee payable on the Consolidated Statements of Assets and Liabilities.

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

There were no capital gains incentive fee payable to the Advisor under the Amended Advisory Agreement as of September 30, 2026 and December 31, 2025.

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

For the three and nine months ended September 30, 2026 and 2025, the Company accrued no GAAP Incentive Fee. As of September 30, 2026 and December 31, 2025, there was no capital gains incentive fee payable under the Amended Advisory Agreement.

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

The Company incurred expenses related to the Administrator of $0.6 million and $0.6 million for the three months ended September 30, 2026 and 2025, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. The Company incurred expenses related to the Administrator of $1.7 million and $1.8 million for the nine months ended September 30, 2026 and 2025, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. As of September 30, 2026 and December 31, 2025, respectively, there were $0.6 million and $0.6 million related to the Administrator that were payable and included in accounts payable and accrued expenses in the Consolidated Statements of Assets and Liabilities. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Company incurred expenses related to the sub-administrator of $0.1 million and $0.2 million for the three months ended September 30, 2026 and 2025, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. The Company incurred expenses related to the sub-administrator of $0.4 million and $0.5 million for the nine months ended September 30, 2026 and 2025, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. The Administrator will not seek reimbursement in the event that any such reimbursements would cause any distributions to our stockholders to constitute a return of capital. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and the Company will reimburse the expenses of these parties incurred and paid by the Advisor on our behalf.

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

Related Party Commitments

An affiliate of the Advisor is the investment manager to certain pooled investment vehicles which are investors in the Company. These investors held 11,822,432.66 and 11,822,432.66 shares of the Company at September 30, 2026 and December 31, 2025, respectively.

Non-Controlled/Affiliate and Controlled Affiliate Investments

Transactions during the nine months ended September 30, 2026 in which the issuer was either an Affiliated Person, as defined in the 1940 Act, or an Affiliated Person that the Company is deemed to control are as follows:

Portfolio Company	Fair Value as of December 31, 2025	Gross Additions (2)	Gross Reductions	Change in Unrealized Appreciation	Realized Gains (Losses)	Fair Value as of September 30, 2026	Dividend, Interest, and PIK Income	Other Income
Non-Controlled/affiliate investment
Abracon Borrower, LLC. First Lien Senior Secured Loan - Revolver	$—	$983	$(1,178)	$944	$(705)	$44	$2	$44
Abracon Borrower, LLC. First Lien Senior Secured Loan	—	6,651	(860)	6,737	(6,605)	5,923	178	—
Abracon TopCo, LLC Equity Interest (1)	—	1,918	—	2,622	(26)	4,514	—	—
ADT Pizza, LLC Equity Interest (1)	—	32	—	—	(32)	—	—	—
ADT RE Holdco LLC First Lien Senior Secured Loan	—	977	—	—	—	977	2	16
Ansett Aviation Training Equity Interest (1)	18,384	—	—	795	—	19,179	—	—
Blackbrush Oil & Gas, L.P. Preferred Equity (1)	—	2	(137)	—	135	—	—	—
DC Blox Equity Interest (1)	—	10	—	—	(10)	—	—	—
DC Blox Preferred Equity (1)	—	28	(464)	—	436	—	—	—
DC Blox Preferred Equity (1)	—	—	(67)	—	67	—	—	—
DC Blox Preferred Equity (1)	—	—	(90)	—	90	—	—	—
PPX Preferred Equity (1)	—	—	—	—	—	—	—	—
PPX Preferred Equity (1)	—	3,250	—	(900)	—	2,350	—	—
PPX Preferred Equity (1)	—	533	—	210	—	743	—	—
Walker Edison First Lien Senior Secured Loan - Delayed Draw	290	232	—	—	—	522	2	21
New Quantix Parent LLC Equity Interest (1)	—	4,423	—	—	—	4,423	—	—
Quantix SCS, LLC First Lien Senior Secured Loan	—	2,233	—	136	—	2,369	56	—
Quantix SCS, LLC First Lien Senior Secured Loan	—	15,788	—	—	—	15,788	347	—
Quantix SCS, LLC First Lien Senior Secured Loan - Revolver	—	—	—	—	—	—	7	—
Quantix SCS, LLC First Lien Senior Secured Loan - Revolver	—	—	—	—	—	—	5	10
Total Non-Controlled/affiliate investment	$18,674	$37,060	$(2,796)	$10,544	$(6,650)	$56,832	$599	$91
Controlled affiliate investment
Bain Capital Senior Loan Program, LLC Subordinated Note Investment Vehicles	157,925	8,985	—	(4,807)	—	162,103	13,553	—
Bain Capital Senior Loan Program, LLC Preferred Equity Interest Investment Vehicles	1,836	—	—	—	—	1,836	2,763	—
Bain Capital Senior Loan Program, LLC Equity Interest Investment Vehicles	5,007	—	—	(5,007)	—	—	7,828	—
BCC Jetstream Holdings Aviation (On II), LLC First Lien Senior Secured Loan (1)	4,583	—	—	(446)	—	4,137	—	—
BCC Jetstream Holdings Aviation (On II), LLC Equity Interest (1)	—	—	—	—	—	—	—	—
BCC Jetstream Holdings Aviation (Off I), LLC Equity Interest (1)	7,539	11	—	(733)	(11)	6,806	—	—
Gale Aviation (Offshore) Co Equity Interest (1)	55,758	179	(53,308)	10,996	(13,625)	—	—	—
International Senior Loan Program, LLC Equity Interest Investment Vehicles (1)	43,554	—	—	(16,906)	—	26,648	856	—
International Senior Loan Program, LLC Subordinated Note Investment Vehicles	190,729	—	—	—	—	190,729	14,086	—
Legacy Corporate Lending HoldCo, LLC Equity Interest (1)	1,287	—	—	154	—	1,441	—	—
Legacy Corporate Lending HoldCo, LLC Preferred Equity	68,748	13,316	(4,500)	2,375	(270)	79,669	4,050	—
Legacy Corporate Lending HoldCo, LLC Equity Interest (1)	—	—	—	4,599	—	4,599	—	—
Lightning Holdings B, LLC Equity Interest (1)	47,423	—	(1,150)	6,836	—	53,109	2,600	—
Parcel2Go First Lien Senior Secured Loan	56	7	(2)	(5)	(1)	55	3	—
Parcel2Go Equity Interest (1)	—	—	—	—	—	—	—	—
Parcel2Go Preferred Equity (1)	—	—	—	—	—	—	—	—
SG Global Midco Limited First Lien Senior Secured Loan	3	—	—	(3)	—	—	—	—
Surrey Bidco Limited First Lien Senior Secured Loan (1)	22	—	—	55	(77)	—	—	—
Voltaire Topco Limited Equity Interest (1)	—	—	—	—	—	—	—	—
Total Controlled affiliate investment	$584,470	$22,498	$(58,960)	$(2,892)	$(13,984)	$531,132	$45,739	$—
Total	$603,144	$59,558	$(61,756)	$7,652	$(20,634)	$587,964	$46,338	$91

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

(1) Non-income producing.

Note 6. Debt

In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain exceptions, the Company is permitted to borrow amounts such that its asset coverage ratio is at least 150% after such borrowing (if certain requirements are met). The Company’s sole initial shareholder adopted this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act on February 1, 2019; previously the threshold was 200%. As of September 30, 2026 and December 31, 2025, the Company’s asset coverage ratio based on aggregated borrowings outstanding was 179.8% and 175.9%, respectively.

The Company’s outstanding borrowings as of September 30, 2026 and December 31, 2025 were as follows:

	As of September 30, 2026			As of December 31, 2025
	Total Aggregate	Principal		Total Aggregate	Principal
	Principal Amount	Amount	Carrying	Principal Amount	Amount	Carrying
	Committed	Outstanding	Value (1)	Committed	Outstanding	Value (1)
2019-1 Debt	$272,000	$272,000	$270,349	$272,000	$272,000	$270,224
March 2026 Notes	—	—	—	300,000	300,000	299,786
October 2026 Notes	300,000	300,000	299,951	300,000	300,000	298,926
March 2030 Notes (2)	350,000	350,000	335,591	350,000	350,000	350,860
March 2031 Notes (2)	350,000	350,000	326,220	—	—	—
Sumitomo Credit Facility	955,000	68,000	68,000	855,000	251,000	251,000
Total Debt	$2,227,000	$1,340,000	$1,300,111	$2,077,000	$1,473,000	$1,470,796

(1)
Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.
(2)
The carrying value of the March 2030 Notes and March 2031 Notes includes the effective portion of the fair value of the interest rate swap, as further discussed in Note 7, Derivatives, to these Consolidated Financial Statements.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the nine months ended September 30, 2026 and year ended December 31, 2025 was 4.9% and 4.8%, respectively.

The combined weighted average borrowings outstanding for the nine months ended September 30, 2026 and year ended December 31, 2025 were $1.5 billion and $1.5 billion, respectively.

The following table shows the contractual maturities of our debt obligations as of September 30, 2026:

	Payments Due by Period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
2019-1 Debt	$272,000	$—	$—	$—	$272,000
October 2026 Notes	300,000	300,000	—	—	—
March 2030 Notes	350,000	—	—	350,000	—
March 2031 Notes	350,000	—	—	350,000	—
Sumitomo Credit Facility	68,000	—	—	68,000	—
Total Debt Obligations	$1,340,000	$300,000	$—	$768,000	$272,000

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

On July 2, 2025, the Co-Issuers refinanced the 2019‑1 CLO Reset Notes through a $430.3 million term debt securitization in the form of a collateralized loan obligation (the “CLO Reset Transaction”). The CLO Reset Transaction was executed through the issuance by the Co-Issuers of the following classes of notes pursuant to that certain second amended and restated indenture: (i) $232.0 million of Class A-1-RR Senior Secured Floating Rate Notes, which bear interest at the three-month SOFR plus 1.45%; (ii) $16.0 million of Class A-2-RR Senior Secured Floating Rate Notes, which bear interest at the three-month SOFR plus 1.60%; (iii) $24.0 million of Class A-3-RR Senior Secured Floating Rate Notes, which bear interest at the three-month SOFR plus 1.85%; (iv) $32.0 million of Class B-RR Secured Deferrable Floating Rate Notes, which bear interest at the three-month SOFR plus 2.35%; and (v) $24.0 million of Class C-RR Secured Deferrable Floating Rate Notes, which bear interest at the three-month SOFR plus 3.35% (collectively, the “2019-1 CLO Replacement Notes” or the “2019-1 Debt”). The 2019-1 CLO Replacement Notes will mature on July 15, 2036 and the reinvestment period ends April 15, 2027. As of September 30, 2026, the Company retained $32.0 million of the Class B-RR Notes and $24.0 million of the Class C-RR Notes. The notes retained by the Company are eliminated in consolidation. Additionally, the Company holds $102.3 million in membership interests in the 2019-1 Issuer (“Membership Interests”). 100% of the Membership Interests are retained by the Company and eliminated in consolidation. The obligations of the Issuer under the 2019-1 CLO Reset Transaction are non-recourse to the Company.

The following table presents information on the 2019-1 Debt as of September 30, 2026:

2019-1 Debt	Principal Amount	Spread above Index		Interest rate
Class A-1-RR Notes	$232,000	1.45	% + 3 Month SOFR	5.20%
Class A-2-RR Notes	16,000	1.60	% + 3 Month SOFR	5.35%
Class A-3-RR Notes	24,000	1.85	% + 3 Month SOFR	5.60%
Total 2019-1 Debt	$272,000

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

As of September 30, 2026, there were 51 first lien senior secured loans with a total fair value of approximately $382.5 million and cash of $24.1 million securing the 2019-1 Debt. As of December 31, 2025, there were 48 first lien senior secured loans with a total fair value of approximately $380.6 million and cash of $26.8 million securing the 2019-1 Debt. Assets that are pledged as collateral for the 2019-1 Debt are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the indenture and loan agreement governing the 2019-1 Debt. The creditors of the 2019-1 Co-Issuers have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2019-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture and loan agreement governing the 2019-1 Debt. As of September 30, 2026, the Company was in compliance with its covenants related to the 2019-1 Debt.

Costs incurred in connection with the offering of the 2019‑1 CLO Reset Notes and the 2019‑1 CLO Replacement Notes have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2019‑1 Debt on the Consolidated Statements of Assets and Liabilities and are being amortized over the life using the effective interest method. The balance of the unamortized debt issuance costs was $1.7 million and $1.8 million as of September 30, 2026 and December 31, 2025, respectively.

For the three months ended September 30, 2026 and 2025, the components of interest expense related to the 2019‑1 Co-Issuers were as follows:

	For the Three Months Ended September 30,
	2026	2025
Borrowing interest expense	$3,592	$2,257
Amortization of deferred financing costs and upfront commitment fees	44	43
Total interest and debt financing expenses	$3,636	$2,300

For the nine months ended September 30, 2026 and 2025, the components of interest expense related to the 2019‑1 Co-Issuers were as follows:

	For the Nine Months Ended September 30,
	2026	2025
Borrowing interest expense	$10,700	$13,245
Amortization of deferred financing costs and upfront commitment fees	126	107
Total interest and debt financing expenses	$10,826	$13,352

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

As of September 30, 2026 and December 31, 2025, the components of the carrying value of the March 2026 Notes were as follows:

	September 30, 2026	December 31, 2025
Principal amount of debt	$—	$300,000
Unamortized debt issuance cost	—	(122)
Original issue discount, net of accretion	—	(92)
Carrying value of March 2026 Notes	$—	$299,786

For the three months ended September 30, 2026 and 2025, the components of interest expense related to the March 2026 Notes were as follows:

	For the Three Months Ended September 30,
	2026	2025
Borrowing interest expense	$—	$2,213
Amortization of debt issuance cost	—	164
Accretion of original issue discount	—	121
Total interest and debt financing expenses	$—	$2,498

For the nine months ended September 30, 2026 and 2025, the components of interest expense related to the March 2026 Notes were as follows:

	For the Nine Months Ended September 30,
	2026	2025
Borrowing interest expense	$1,696	$6,638
Amortization of debt issuance cost	122	485
Accretion of original issue discount	92	360
Total interest and debt financing expenses	$1,910	$7,483

October 2026 Notes

On October 13, 2021, the Company and the Trustee entered into a Second Supplemental Indenture (the “Second Supplemental Indenture”) to the Indenture between the Company and the Trustee. The Second Supplemental Indenture relates to the Company’s issuance of $300.0 million aggregate principal amount of its 2.55% notes due 2026 (the “October 2026 Notes”).

The October 2026 Notes mature on October 13, 2026 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Indenture. The October 2026 Notes bear interest at a rate of 2.55% per year payable semi-annually on April 13 and October 13 of each year, commencing on April 13, 2022. The October 2026 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the October 2026 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities. See “Item 1. Consolidated Financial Statements - Notes to Consolidated Financial Statements - Note 12. Subsequent Events” for a subsequent event regarding the repayment of the October 2026 Notes upon their maturity.

The net proceeds to the Company were approximately $293.1 million, after deducting the underwriting discounts and commissions of $6.2 million and offering expenses of $0.7 million.

As of September 30, 2026 and December 31, 2025, the components of the carrying value of the October 2026 Notes were as follows:

	September 30, 2026	December 31, 2025
Principal amount of debt	$300,000	$300,000
Unamortized debt issuance cost	(26)	(572)
Original issue discount, net of accretion	(23)	(502)
Carrying value of October 2026 Notes	$299,951	$298,926

For the three months ended September 30, 2026 and 2025, the components of interest expense related to the October 2026 Notes were as follows:

	For the Three Months Ended September 30,
	2026	2025
Borrowing interest expense	$1,912	$1,913
Amortization of debt issuance cost	184	184
Accretion of original issue discount	161	161
Total interest and debt financing expenses	$2,257	$2,258

For the nine months ended September 30, 2026 and 2025, the components of interest expense related to the October 2026 Notes were as follows:

	For the Nine Months Ended September 30,
	2026	2025
Borrowing interest expense	$5,738	$5,738
Amortization of debt issuance cost	546	547
Accretion of original issue discount	479	478
Total interest and debt financing expenses	$6,763	$6,763

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

On September 25, 2026, the Company entered into a commitment increase supplement to the Sumitomo Credit Facility that provides for, among other things, an upsize in the total commitments from lenders under the Sumitomo Credit Facility from $905,000,000 to $955,000,000.

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

The Sumitomo Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of September 30, 2026, the Company was in compliance with its covenants related to the Sumitomo Credit Facility.

As of September 30, 2026 and December 31, 2025, there were $68.0 million and $251.0 million of borrowings under the Sumitomo Credit Facility.

For the three months ended September 30, 2026 and 2025, the components of interest expense related to the Sumitomo Credit Facility were as follows:

	For the Three Months Ended September 30,
	2026	2025
Borrowing interest expense	$2,182	$6,577
Unused facility fee	722	432
Accretion of original issue discount	276	264
Total interest and debt financing expenses	$3,180	$7,273

For the nine months ended September 30, 2026 and 2025, the components of interest expense related to the Sumitomo Credit Facility were as follows:

	For the Nine Months Ended September 30,
	2026	2025
Borrowing interest expense	$7,609	$15,837
Unused facility fee	1,982	1,501
Accretion of original issue discount	797	784
Total interest and debt financing expenses	$10,388	$18,122

March 2030 Notes

On February 6, 2025, the Company and the Trustee entered into a Third Supplemental Indenture (the “Third Supplemental Indenture”) to the Indenture between the Company and the Trustee. The Third Supplemental Indenture relates to the Company’s issuance of $350.0 million aggregate principal amount of its 5.95% notes due 2030 (the “March 2030 Notes”).

The March 2030 Notes will mature on March 15, 2030 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Indenture. The March 2030 Notes bear interest at a rate of 5.95% per year payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2025. The March 2030 Notes are general unsecured obligations of the Company that rank senior in right of payment to all the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the March 2030 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

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

As of September 30, 2026 and December 31, 2025, the components of the carrying value of the March 2030 Notes were as follows:

	September 30, 2026	December 31, 2025
Principal amount of debt	$350,000	$350,000
Unamortized debt issuance cost	(3,102)	(3,773)
Original issue discount, net of accretion	(2,691)	(3,273)
Effective interest rate swap hedge	(8,616)	7,906
Carrying value of March 2030 Notes	$335,591	$350,860

For the three months ended September 30, 2026 and 2025, the components of interest expense related to the March 2030 Notes were as follows:

	For the Three Months Ended September 30,
	2026	2025
Borrowing interest expense	$5,205	$5,206
Amortization of debt issuance cost	225	226
Accretion of original issue discount	196	196
Interest rate swaps	(188)	354
Hedged items	66	(1)
Total interest and debt financing expenses	$5,504	$5,981

For the nine months ended September 30, 2026 and 2025, the components of interest expense related to the March 2030 Notes were as follows:

	For the Nine Months Ended September 30,
	2026	2025
Borrowing interest expense	$15,618	$13,594
Amortization of debt issuance cost	671	580
Accretion of original issue discount	582	503
Interest rate swaps	(730)	701
Hedged items	26	(112)
Total interest and debt financing expenses	$16,167	$15,266

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

As of September 30, 2026 and December 31, 2025, the components of the carrying value of the March 2031 Notes were as follows:

	September 30, 2026	December 31, 2025
Principal amount of debt	$350,000	$—
Unamortized debt issuance cost	(3,984)	—
Original issue discount, net of accretion	(3,238)	—
Effective interest rate swap hedge	(16,558)	—
Carrying value of March 2031 Notes	$326,220	$—

For the three months ended September 30, 2026 and 2025, the components of interest expense related to the March 2031 Notes were as follows:

	For the Three Months Ended September 30,
	2026	2025
Borrowing interest expense	$5,206	$—
Amortization of debt issuance cost	228	—
Accretion of original issue discount	185	—
Interest rate swaps	107	—
Hedged items	(163)	—
Total interest and debt financing expenses	$5,563	$—

For the nine months ended September 30, 2026 and 2025, the components of interest expense related to the March 2031 Notes were as follows:

	For the Nine Months Ended September 30,
	2026	2025
Borrowing interest expense	$13,999	$—
Amortization of debt issuance cost	603	—
Accretion of original issue discount	490	—
Interest rate swaps	166	—
Hedged items	(256)	—
Total interest and debt financing expenses	$15,002	$—

Note 7. Derivatives

In the normal course of business, the Company enters into derivative financial instruments to achieve certain risk management objectives, including managing its interest rate and foreign currency risk exposures. The fair value of derivative contracts open as of September 30, 2026 and December 31, 2025 is included on the consolidated schedules of investments by contract.

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

The following table presents both gross and net information about derivative instruments eligible for offset in the Consolidated Statements of Assets and Liabilities as of September 30, 2026:

				Net amount of
			Gross amount of	assets or
		Gross amount of	(liabilities)	(liabilities)
	Account in the	assets on the	on the	presented on the
	consolidated	consolidated	consolidated	consolidated
	statements of	statements of	statements of	statements of	Cash Collateral
	assets	assets and	assets and	assets and	paid	Net
Counterparty	and liabilities	liabilities	liabilities	liabilities	(received) (1)	Amounts (2)
Bank of New York	Unrealized appreciation on forward currency contracts	$1,619	$(98)	$1,521	$—	$1,521
BNP Paribas	Unrealized appreciation on forward currency contracts	$192	$(3)	$189	$—	$189
US Bank	Unrealized appreciation on forward currency contracts	$1,606	$(36)	$1,570	$—	$1,570
Wells Fargo	Unrealized appreciation on forward currency contracts	$394	$(212)	$182	$—	$182
Citibank	Unrealized depreciation on forward currency contracts	$—	$—	$—	$—	$—
Wells Fargo	Interest rate swap	$—	$(8,571)	$(8,571)	$8,571	$—
BNP Paribas	Interest rate swap	$—	$(16,302)	$(16,302)	$16,302	$—

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

For the three months ended September 30, 2026 and 2025, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $206.9 million and $221.1 million, respectively, and the average notional exposure for interest rate swaps was $700.0 million and $350.0 million, respectively.

For the nine months ended September 30, 2026 and 2025, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $203.2 million and $183.7 million, respectively, and the average notional exposure for interest rate swaps was $612.5 million and $262.5 million, respectively.

The effect of transactions in forward currency exchange contracts to the Consolidated Statements of Operations during the three months ended September 30, 2026 and 2025 was as follows:

	For the Three Months Ended September 30,
	2026	2025
Net realized gain (loss) on forward currency exchange contracts	$(2,097)	$(1,016)
Net change in unrealized appreciation on forward currency exchange contracts	2,763	3,023
Total net realized and unrealized gain (loss) on forward currency exchange contracts	$666	$2,007

Included in total net gains (losses) on the Consolidated Statements of Operations were net gains (losses) of $0.7 million and ($1.1) million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the three months ended September 30, 2026 and 2025, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $0.7 million and $2.0 million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the Consolidated Statements of Operations is $1.3 million and $0.9 million for the three months ended September 30, 2026 and 2025, respectively.

The effect of transactions in derivative instruments to the Consolidated Statements of Operations during the nine months ended September 30, 2026 and 2025 was as follows:

	For the Nine Months Ended September 30,
	2026	2025
Net realized gain (loss) on forward currency exchange contracts	$(8,222)	$(4,830)
Net change in unrealized appreciation on forward currency exchange contracts	12,523	(14,124)
Total net realized and unrealized gain (loss) on forward currency exchange contracts	$4,301	$(18,954)

Included in total net gains (losses) on the Consolidated Statements of Operations were net gains (losses) of ($3.4) million and $18.4 million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the nine months ended September 30, 2026 and 2025, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $4.3 million and ($19.0) million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the Consolidated Statements of Operations is $0.9 million and ($0.5) million for the nine months ended September 30, 2026 and 2025, respectively.

The Company’s interest rate swaps have been designated in a qualifying hedge accounting relationship. Net realized and unrealized gains and losses for the three and nine months ended September 30, 2026 and 2025, for the Company’s interest rate swaps, are in the following locations in the Consolidated Statement of Operations:

	For the Three Months Ended September 30,		Financial Statement Location
	2026	2025
Interest rate swaps	$(81)	$354	Interest and debt financing expenses
Hedged items	(97)	(1)	Interest and debt financing expenses

	For the Nine Months Ended September 30,		Financial Statement Location
	2026	2025
Interest rate swaps	$(564)	$701	Interest and debt financing expenses
Hedged items	(230)	(112)	Interest and debt financing expenses

Note 8. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the nine months ended September 30, 2026:

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
February 26, 2026	March 16, 2026	March 30, 2026	$0.42	$27,245
May 11, 2026	June 15, 2026	June 29, 2026	$0.42	$27,245
August 10, 2026	September 15, 2026	September 29, 2026	$0.42	$27,245
Total distributions declared			$1.26	$81,735

The distributions declared during the nine months ended September 30, 2026 were derived from investment company taxable income and net capital gain, if any.

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

On November 19, 2018, the Company closed its IPO issuing 7,500,000 shares of common stock at a public offering price of $20.25 per share. Shares of common stock of the Company began trading on the NYSE under the symbol “BCSF” on November 15, 2018. The IPO generated proceeds, before expenses, of $147.3 million. Prior to the IPO, the Company conducted a private placement to certain institutional and accredited investors in connection with which it issued an aggregate of 43,982,137.46 shares of the Company’s common stock for an aggregate commitment of $1.3 billion. The private placement was terminated upon completion of the IPO. In addition, prior to the consummation of the IPO, the Advisor contributed an aggregate of $8.9 million to the Company in exchange for 488,212.35 shares of common stock of the Company. At September 30, 2026 and December 31, 2025, the Advisor owned no outstanding common stock of the Company.

There have been 0 shares and 52,336 shares issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2026 and 2025.

On May 7, 2019, the Board authorized the Company to repurchase up to $50 million of its outstanding common stock in accordance with safe harbor rules under the Exchange Act. Any such repurchases will depend upon market conditions and there is no guarantee that the Company will repurchase any particular number of shares or any shares at all. As of September 30, 2026, there have been no repurchases of common stock.

On February 27, 2025, the Company entered into equity distribution agreements (each, an “Equity Distribution Agreement”), by and among the Company, the Advisor and, severally and not jointly, each of Raymond James & Associates, Inc. and Keefe, Bruyette & Woods, Inc. (the “Sales Agents”) in connection with the sale by the Company of up to $250.0 million of shares of the Company’s common stock, in amounts and at times to be determined by the Company (the “Offering”). Actual sales, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions and the market price of the Company’s common stock.

Each Equity Distribution Agreement provides that the Company may offer and sell shares of its common stock from time to time through the Sales Agents, or to them. Sales of its common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the NYSE or any similar securities exchange or sales made to or through a market maker other than on a securities exchange, at prices related to the prevailing market prices or at negotiated prices. Pursuant to the terms of each Equity Distribution Agreement, each Sales Agent will receive a commission from the Company of up to 1.50% of the gross sales price of any common stock sold through the relevant Sales Agent under its Equity Distribution Agreement. Each Equity Distribution Agreement contains customary representations, warranties and agreements of the Company, indemnification rights and other obligations of the parties and termination provisions.

The Company may from time to time issue and sell common stock through public or “at the market” offerings. No common stock was issued and sold through public or “at the market” offerings during the nine months ended September 30, 2026. In connection with the issuance of common stock, the Company issued and sold common stock during the nine months ended September 30, 2025 as follows:

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

As of September 30, 2026, the Company had $435.5 million of unfunded commitments under loan and financing agreements as follows:

Portfolio Company & Investment	Expiration Date (1)	Unfunded Commitments (2)
Abracon Borrower, LLC. - Revolver	06/10/2030	$831
ACAMS - Revolver	12/30/2031	1,583
Accelevation LLC - Delayed Draw	01/02/2031	1,774
Accident Care Alliance Holdco LLC - Delayed Draw	08/20/2030	1,266
Accident Care Alliance Holdco LLC - Revolver	08/20/2030	886
Advanced Aircrew - Revolver	07/26/2030	603
AeriTek Global CAD Acquisition Inc. - Revolver	08/27/2030	29
AgroFresh Solutions - Revolver	04/02/2029	2,447
AGS American Glass Services Acquisition, LLC - Delayed Draw	07/24/2031	155
AGS American Glass Services Acquisition, LLC - Revolver	07/24/2031	487
Allbridge - Revolver	06/05/2030	3,825
Alldent Holding GmbH - Delayed Draw	11/29/2032	454
Alogent Holdings, Inc. - Delayed Draw	01/21/2032	5,611
Alogent Holdings, Inc. - Revolver	01/21/2032	1,602
AOM Infusion - Delayed Draw	03/19/2032	228
AOM Infusion - Delayed Draw	03/19/2032	8,283
AOM Infusion - Revolver	03/19/2032	398
AP Plastics Group, LLC - Delayed Draw	08/12/2030	794
Applitools - Revolver	05/25/2028	2,401
Appriss - Revolver	03/10/2031	3,566
Appriss Holdings, Inc. - Revolver	05/06/2030	753
ASP-r-pac Acquisition Co LLC - Revolver	12/31/2030	3,481
ATS - Revolver	07/12/2029	2,872
Awayday - Revolver	05/06/2032	1,136
AXH Air Coolers - Revolver	10/31/2029	5,504
BCSF LI, LLC - Delayed Draw	10/29/2032	18
BCSF LI, LLC - Revolver	10/29/2032	4
Beacon Specialized Living - Delayed Draw	03/25/2028	7,983
Beacon Specialized Living - Revolver	03/27/2028	1,282
Beneficium - Delayed Draw	06/28/2031	9,575
BLI Buyer, Inc. - Delayed Draw	10/31/2031	3,211
BLI Buyer, Inc. - Revolver	10/31/2031	1,980
Bridger Aerospace Group Holdings, Inc. - Delayed Draw	10/28/2030	2,123
Bridger Aerospace Group Holdings, Inc. - Revolver	10/28/2030	841
BTX Precision - Revolver	07/25/2030	4,211
Chex Finer Foods, LLC - Delayed Draw	06/06/2031	2,858
Chex Finer Foods, LLC - Revolver	06/06/2031	2,902
Chilton - Delayed Draw	02/05/2031	10,122
Chilton - Revolver	02/05/2031	1,961
Choreo - Delayed Draw	02/18/2028	2,222

Portfolio Company & Investment	Expiration Date (1)	Unfunded Commitments (2)
City BBQ - Delayed Draw	09/04/2030	$6,103
City BBQ - Revolver	09/04/2030	4,738
Comet BidCo Limited - Delayed Draw	01/30/2032	148
Comet BidCo Limited - Revolver	01/30/2032	370
CorePower Yoga, LLC - Delayed Draw	04/30/2031	202
CorePower Yoga, LLC - Revolver	04/30/2031	1,890
CRH Healthcare Purchaser, Inc. - Delayed Draw	09/17/2031	1,980
CRH Healthcare Purchaser, Inc. - Revolver	09/17/2031	792
Cube - Delayed Draw	05/21/2031	25
Cube - Delayed Draw	05/21/2031	1
Darcy Partners - Revolver	06/01/2028	105
Datix Bidco Limited - Delayed Draw	04/30/2031	2,860
Datix Bidco Limited - Revolver	10/30/2030	2,283
Discovery Senior Living - Delayed Draw	03/18/2030	1,606
Discovery Senior Living - Revolver	03/18/2030	2,360
Duraco - Revolver	06/06/2029	1,394
E-Tech Group - Revolver	04/09/2030	1,298
Easy Ice - Delayed Draw	10/30/2030	3,890
Easy Ice - Revolver	10/30/2030	4,029
Efficient Collaborative Retail Marketing Company, LLC - Revolver	11/30/2026	1,133
EHE Health - Revolver	08/07/2030	3,447
Eide Bailly Advisory LLC - Delayed Draw	07/29/2033	1,621
Eide Bailly Advisory LLC - Revolver	07/29/2033	1,081
Electronic Merchant Systems - Revolver	08/01/2030	1,959
Elevation NewCo, LLC - Revolver	08/01/2031	438
Eleven Software - Revolver	05/14/2029	1,488
Engineered Products Co., LLC - Revolver	08/12/2031	581
EXT Acquisitions, Inc. - Delayed Draw	12/19/2031	502
EXT Acquisitions, Inc. - Revolver	12/19/2031	529
Facts Global Energy - Delayed Draw	12/20/2031	4,415
FC DOLMANS B.V. - Delayed Draw	03/04/2033	689
Fiduciaire Jean-Marc Faber (FJMF) - Delayed Draw	04/05/2032	1,257
Fiduciaire Jean-Marc Faber (FJMF) - Delayed Draw	04/05/2032	2,761
Fifty U.S. Bidco Inc - Delayed Draw	08/01/2031	2,752
Fifty U.S. Bidco Inc - Revolver	08/01/2031	592
G-3 Frax Acquisition LLC - Revolver	01/30/2032	62
G702 Buyer, Inc. - Revolver	07/02/2031	772
Gills Point S - Revolver	05/17/2029	3,032
Gulf Winds International - Revolver	12/16/2028	455
Harbor IT, LLC - Delayed Draw	03/13/2031	487

Portfolio Company & Investment	Expiration Date (1)	Unfunded Commitments (2)
Harbor IT, LLC - Revolver	03/13/2031	$105
Heads Up Technologies, Inc. - Revolver	07/23/2030	1,768
HealthDrive - Delayed Draw	08/20/2029	3,445
HealthDrive - Revolver	08/20/2029	2,020
Hellers - Delayed Draw	09/30/2030	465
Hempz - Revolver	10/25/2029	1,826
HLSG Intermediate, LLC - Delayed Draw	02/02/2033	12
HLSG Intermediate, LLC - Revolver	02/02/2033	995
Humic Acquisition Holdings, LLC - Revolver	10/21/2031	561
ICAT Logistics, Inc. - Revolver	03/01/2029	843
ICAT Logistics, Inc. - Revolver	03/01/2029	514
ImageTrend - Revolver	01/31/2029	4,000
Intoxalock - Revolver	11/01/2028	3,430
KAMC Holdings, Inc. - Revolver	08/01/2031	878
Kids2, LLC - Revolver	04/14/2031	1,153
Lightspeed Buyer, Inc. - Delayed Draw	02/06/2032	5,806
Lightspeed Buyer, Inc. - Revolver	02/06/2032	1,123
Lindstrom, LLC - Revolver	12/30/2032	1,351
LogRhythm, Inc. - Revolver	07/02/2029	689
Mach Acquisition, LLC - Revolver	04/19/2027	2,511
masLabor - Delayed Draw	04/05/2032	533
masLabor - Revolver	04/05/2032	267
Master ConcessionAir - Revolver	06/21/2029	7
McLarens Acquisition Inc. - Revolver	12/20/2027	170
McLarens Acquisition Inc. - Revolver	12/20/2027	886
McLarens Acquisition Inc. - Revolver	12/19/2027	314
Meteor UK Bidco Limited - Revolver	11/14/2031	1,614
Monarch Collective Holdings, LLC - Delayed Draw	03/17/2032	3,117
Monarch Collective Holdings, LLC - Revolver	03/17/2032	533
Morrow Sodali - Delayed Draw	10/25/2029	4,396
Morrow Sodali - Revolver	10/25/2029	2,127
Morrow Sodali - Revolver	10/25/2029	4,453
MRHT - Delayed Draw	05/17/2032	2,326
MRHT - Revolver	11/10/2031	1,158
MZR Buyer, LLC - Revolver	12/22/2028	90
Nafinco - Delayed Draw	08/29/2031	1,140
NearMap - Revolver	12/09/2028	3,024
NearMap - Revolver	12/09/2028	1,628
NearMap - Revolver	12/09/2028	4,078
New Look Vision Group - Revolver	05/26/2028	601

Portfolio Company & Investment	Expiration Date (1)	Unfunded Commitments (2)
New Milani Group LLC - Delayed Draw	06/26/2031	$425
New Milani Group LLC - Revolver	06/26/2031	1,275
Odyssey Behavioral Health - Revolver	11/21/2030	7,280
OGH Bidco Limited - Delayed Draw	06/29/2029	5,235
ORBCOMM Inc. - Delayed Draw	04/27/2032	81
ORBCOMM Inc. - Revolver	04/27/2032	137
Orchard Park BidCo, Inc. - Delayed Draw	04/21/2033	2,875
Orchard Park BidCo, Inc. - Revolver	04/21/2033	1,532
OSP ARA Purchaser, LLC - Delayed Draw	07/14/2033	11,945
OSP ARA Purchaser, LLC - Delayed Draw	07/14/2033	3,674
OSP ARA Purchaser, LLC - Revolver	07/14/2033	3,307
Owl Acquisition, LLC - Delayed Draw	04/17/2032	893
Owl Acquisition, LLC - Revolver	04/17/2032	2,079
PayRange - Revolver	10/31/2030	4,144
Pharmacy Partners - Revolver	02/28/2029	5,491
Pharmathen - Delayed Draw	12/31/2026	162
Plaskolite PPC Intermediate II LLC - Revolver	02/07/2030	400
PMA - Revolver	01/31/2031	1,225
PPT Group - Delayed Draw	02/28/2031	4,397
PPT Group - Revolver	02/28/2031	2,342
Precision Concepts Parent Inc. - Revolver	08/02/2032	292
PRGX - Delayed Draw	12/20/2030	5,464
Pricelabs Revenue Inc. - Delayed Draw	03/17/2033	554
Pricelabs Revenue Inc. - Revolver	03/17/2033	276
Psychiatric Medical Care LLC - Revolver	07/01/2032	2,004
Pure Wafer - Revolver	11/12/2030	1,981
Pyramid Global Hospitality - Revolver	01/19/2028	3,482
QPE Alpha 4 Pty Ltd - Delayed Draw	02/05/2032	158
Quantix SCS, LLC - Revolver	07/17/2031	3,503
Quantix SCS, LLC - Revolver	07/17/2031	1,752
Reconomy - Delayed Draw	07/12/2029	476
Red Nucleus - Revolver	10/17/2031	1,521
RedMed Operations (Collage Rehabilitation) - Delayed Draw	02/28/2031	5,251
RedMed Operations (Collage Rehabilitation) - Revolver	02/28/2031	1,891
RetailNext - Revolver	12/05/2030	1,397
Revalize, Inc. - Revolver	04/15/2027	739
RoadOne - Revolver	12/29/2028	757
RoC Skincare - Revolver	02/21/2030	1,871
Saturn Purchaser Corp. - Revolver	07/22/2030	6,716
SauceCo HoldCo, LLC - Revolver	05/13/2030	2,238

Portfolio Company & Investment	Expiration Date (1)	Unfunded Commitments (2)
Secovia Ferro Buyer LLC - Delayed Draw	08/11/2032	$3,107
Secovia Ferro Buyer LLC - Revolver	08/11/2032	1,553
SensorTower - Revolver	03/15/2029	1,057
Service Master - Revolver	08/16/2027	989
Service Master - Revolver	12/31/2029	1,609
Shennong Buyer, Inc. - Revolver	05/06/2033	1,970
Simplicity - Delayed Draw	12/31/2031	7,588
Simplicity - Revolver	12/31/2031	4,348
Solairus - Delayed Draw	07/22/2030	7,274
Solaray, LLC - Revolver	03/27/2029	10,615
StateServ Acquisition, Inc. - Delayed Draw	07/18/2033	2,423
StateServ Acquisition, Inc. - Revolver	07/18/2033	2,423
STAX Engineering, LLC - Delayed Draw	06/20/2033	3,782
STAX Engineering, LLC - Revolver	06/20/2033	3,361
Substantial Holdco Limited - Subordinated Debt	04/20/2030	297
Summer Fridays, LLC - Revolver	05/16/2031	860
Sunmed Group Holdings, LLC - Revolver	06/16/2027	1,229
Superna Inc. - Delayed Draw	03/06/2028	2,631
Superna Inc. - Revolver	03/06/2028	2,631
Tangent Technologies Holdings, LLC - Revolver	08/02/2032	1,222
Taoglas - Revolver	02/28/2029	73
Titan Cloud Software, Inc - Revolver	09/07/2028	5,738
TL Sapphire Parent, Inc. - Delayed Draw	01/24/2033	415
TL Sapphire Parent, Inc. - Revolver	01/24/2033	1,354
TLC Purchaser, Inc. - Revolver	10/11/2027	381
V Global Holdings LLC - Revolver	01/02/2029	4,504
Varo ESI Buyer, LLC - Revolver	05/10/2032	517
Vasa Fitness, LLC - Revolver	08/15/2030	200
Vatica Health, Inc. - Revolver	10/29/2032	947
Vessco Water - Revolver	07/24/2031	1,112
Wasabi Technologies LLC - Delayed Draw	04/08/2031	4,297
Wasabi Technologies LLC - Revolver	04/08/2031	623
Webcentral - Delayed Draw	12/18/2030	57
Whitcraft-Paradigm - Revolver	02/15/2029	966
WSHP Cottonwood Buyer, LLC - Delayed Draw	12/20/2032	3,900
WSHP Cottonwood Buyer, LLC - Revolver	12/20/2032	2,926
WSP - Revolver	04/27/2028	20
WSP - Revolver	04/27/2028	324
WU Holdco, Inc. - Delayed Draw	04/19/2032	5,460
WU Holdco, Inc. - Revolver	04/15/2032	3,531
Zeus Fire & Security - Revolver	12/11/2030	1,580
Total		$435,462

(1)
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)
Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of September 30, 2026.

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

Note 11. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2026 and 2025:

	For the Nine Months Ended September 30,
	2026	2025
Per share data:
Net asset value at beginning of period	$17.23	$17.65
Net investment income (1)	1.29	1.42
Net realized loss (1)(7)	(0.65)	(0.52)
Net change in unrealized appreciation (1)(2)(8)	(0.12)	0.20
Net increase in net assets resulting from operations (1)(9)(10)	0.52	1.10
Stockholder distributions from income (3)	(1.26)	(1.35)
Net asset value at end of period	$16.49	$17.40
Net assets at end of period	$1,069,826	$1,128,547
Shares outstanding at end of period	64,868,507	64,868,507
Per share market value at end of period	$11.04	$14.25
Total return based on market value (11)	(11.97)%	(11.24)%
Total return based on net asset value (4)	3.16%	6.36%
Ratios:
Ratio of net investment income to average net assets (5)(12)	10.47%	11.21%
Ratio of total expenses to average net assets (5)(12)	12.49%	12.80%
Supplemental data:
Ratio of interest and debt financing expenses to average net assets (5)(12)	7.44%	7.14%
Ratio of expenses (without incentive fees) to average net assets (5)(12)	11.91%	11.72%
Ratio of incentive fees and management fees, net of contractual and voluntary waivers, to average net assets (5)(12)	3.86%	4.32%
Average principal debt outstanding	$1,483,901	$1,515,784
Portfolio turnover (6)	21.63%	42.08%

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

Note 12. Subsequent Events

The Company’s management has evaluated the events and transactions that have occurred through November 9, 2026, the issuance date of the Consolidated Financial Statements, and noted no items requiring disclosure in this Quarterly Report or adjustment of the Consolidated Financial Statements, except as discussed below.

October 2026 Notes Repayment

The October 2026 Notes matured on October 13, 2026, and on that date the Company repaid all $300.0 million of the October 2026 Notes at 100.0% of their principal amount, plus the accrued interest.

Second Amended and Restated Limited Liability Company Agreement of ISLP

On October 30, 2026, the Company and Pantheon entered into the second amended and restated limited liability company agreement of ISLP, which, among other things, increased Pantheon’s capital commitments by $30.0 million and changed the proportionate share ownership of ISLP. As of October 30, 2026, the Company and Pantheon have ownership interests in ISLP of 58.8% and 41.2%, respectively. As of October 30, 2026, the Company had commitments with respect to its equity and subordinated note interests of ISLP in the aggregate amount of $254.3 million. As of October 30, 2026, Pantheon had commitments with respect to its equity and subordinated note interests of ISLP in the aggregate amount of $179.1 million. Also on October 30, 2026, the Company sold an interest of certain of its portfolio company investments to ISLP for approximately $116.4 million and purchased an interest of certain portfolio company investments from ISLP for approximately $48.0 million.

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

Overview

Bain Capital Specialty Finance, Inc. (the “Company”, “we”, “our” and “us”) is an externally managed specialty finance company focused on lending to middle market companies. We have elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). We are managed by the Advisor, a subsidiary of Bain Capital Credit, LP (“Bain Capital Credit”). Our Advisor is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our Advisor also provides the administrative services necessary for us to operate (in such capacity, our “Administrator”). Since we commenced operations on October 13, 2016 through September 30, 2026, we have invested approximately $10,238.4 million in aggregate principal amount of debt and equity investments prior to any subsequent exits or repayments. We seek to generate current income and, to a lesser extent, capital appreciation through direct originations of secured debt, including first lien, first lien/last-out, unitranche and second lien debt, investments in strategic joint ventures, equity investments and, to a lesser extent, corporate bonds.

On November 19, 2018, we closed our initial public offering (the “IPO”) issuing 7,500,000 shares of our common stock at a public offering price of $20.25 per share. Shares of common stock of the Company began trading on the New York Stock Exchange (“NYSE”) under the symbol “BCSF” on November 15, 2018.

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

Our debt investment portfolio consists of primarily floating rate loans. As of September 30, 2026 and December 31, 2025, 94.1% and 92.2%, respectively, of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as SOFR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.

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

We incurred expenses related to the Administrator of $0.6 million and $0.6 million for the three months ended September 30, 2026 and 2025, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations. We incurred expenses related to the Administrator of $1.7 million and $1.8 million for the nine months ended September 30, 2026 and 2025, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations.

The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. We incurred expenses related to the sub-administrator of $0.1 million and $0.2 million for the three months ended

September 30, 2026 and 2025, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations. We incurred expenses related to the sub-administrator of $0.4 million and $0.5 million for the nine months ended September 30, 2026 and 2025, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations.

The Administrator will not be reimbursed to the extent that such reimbursements would cause any distributions to our stockholders to constitute a return of capital. All of the foregoing expenses are ultimately borne by our stockholders.

Leverage

We may borrow money from time to time. However, our ability to incur indebtedness (including by issuing preferred stock), is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 150%. The Company’s sole initial shareholder adopted this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act on February 1, 2019; previously the threshold was 200%. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. As of September 30, 2026, the Company’s asset coverage was 179.8%.

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

The third quarter of 2026 was defined by a hawkish policy shift, as the Fed raised rates in September in response to persistent inflation pressure, particularly from energy. U.S. economic growth remained resilient, though uncertainty around AI investment, geopolitical conflict and the political backdrop added to volatility. As part of our standard portfolio management process, we proactively evaluate the impact of these developments on our business and the companies we lend to. We continue to monitor the economic environment and believe our experience investing through multiple cycles, disciplined approach and focus on the core middle market position us well to navigate this market landscape.

Portfolio and Investment Activity

During the three months ended September 30, 2026, we invested $121.5 million, including PIK, in 120 portfolio companies, and had $203.1 million in aggregate amount of principal repayments and sales, resulting in a net decrease in investments of $81.6 million for the period. Of the $121.5 million invested during the three months ended September 30, 2026, $49.2 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

During the three months ended September 30, 2025, we invested $340.1 million, including PIK, in 101 portfolio companies, and had $296.1 million in aggregate amount of principal repayments and sales, resulting in a net increase in investments of $44.0 million for the period. Of the $340.1 million invested during the three months ended September 30, 2025, $84.5 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

During the nine months ended September 30, 2026, we invested $546.7 million, including PIK, in 161 portfolio companies, and had $735.7 million in aggregate amount of principal repayments and sales, resulting in a net decrease in investments of $189.0 million for the period. Of the $546.7 million invested during the nine months ended September 30, 2026, $200.0 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

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

The following table shows the composition of the investment portfolio and associated yield data as of September 30, 2026 (dollars in thousands):

	As of September 30, 2026
					Weighted Average Yield (1)(2) at
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Amortized Cost	Market Value
First Lien Senior Secured Loan	$1,457,055	63.8%	$1,412,681	62.3%	10.2%	10.2%
Second Lien Senior Secured Loan	21,181	0.9	21,303	0.9	13.2%	13.2%
Subordinated Debt	96,553	4.2	90,607	4.0	15.1%	15.1%
Preferred Equity	138,382	6.1	177,805	7.8	7.7%	7.4%
Equity Interest	135,122	5.9	185,926	8.2	—%	—%
Warrants	—	—	696	0.0	—%	—%
Investment Vehicles (3)	435,928	19.1	381,316	16.8	14.6%	12.2%
Total	$2,284,221	100.0%	$2,270,334	100.0%	11.2%	10.7%

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

The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2025 (dollars in thousands):

	As of December 31, 2025
					Weighted Average
					Yield (1)(2)
		Percentage of		Percentage of	at
	Amortized	Total		Total	Amortized	Market
	Cost	Portfolio	Fair Value	Portfolio	Cost	Value
First Lien Senior Secured Loans	$1,625,569	64.9%	$1,598,731	63.8%	10.5%	10.5%
Second Lien Senior Secured Loans	29,819	1.2	30,020	1.2	13.1	13.1
Subordinated Debt	99,272	4.0	95,687	3.8	14.9	14.9
Preferred Equity	121,965	4.9	157,244	6.3	6.2	5.9
Equity Interests	199,100	8.0	226,663	9.0	N/A	N/A
Warrants	—	—	1,045	0.0	N/A	N/A
Subordinated Notes in Investment Vehicles (3)	360,724	14.4	348,654	13.9	10.9	10.9
Preferred Equity Interests in Investment Vehicles (3)	10	0.0	1,836	0.1	N/A	N/A
Equity Interests in Investment Vehicles (3)	66,208	2.6	48,561	1.9	16.7	22.7
Total	$2,502,667	100.0%	$2,508,441	100.0%	10.8%	10.9%

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

The following table presents certain selected information regarding our investment portfolio as of September 30, 2026:

As of
September 30, 2026
Number of portfolio companies	215
Percentage of debt bearing a floating rate (1)	94.1%
Percentage of debt bearing a fixed rate (1)	5.9%
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

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of September 30, 2026 (dollars in thousands):

	As of September 30, 2026
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$2,209,848	96.7%	$2,219,573	97.8%
Non-accrual	74,373	3.3	50,761	2.2
Total	$2,284,221	100.0%	$2,270,334	100.0%

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of December 31, 2025 (dollars in thousands):

	As of December 31, 2025
		Percentage at
		Amortized		Percentage at
	Amortized Cost	Cost	Fair Value	Fair Value
Performing	$2,466,274	98.5%	$2,489,360	99.2%
Non-accrual	36,393	1.5	19,081	0.8
Total	$2,502,667	100.0%	$2,508,441	100.0%

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2026, there were sixteen loans from four issuers placed on non-accrual in the Company’s portfolio. As of December 31, 2025, there were twelve loans from six issuers placed on non-accrual in the Company’s portfolio.

The following table shows the amortized cost and fair value of the investment portfolio, cash and cash equivalents and foreign cash as of September 30, 2026 (dollars in thousands):

	As of September 30, 2026
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
First Lien Senior Secured Loan	$1,457,055	62.2%	$1,412,681	60.8%
Second Lien Senior Secured Loan	21,181	0.9	21,303	0.9
Subordinated Debt	96,553	4.1	90,607	3.9
Preferred Equity	138,382	5.9	177,805	7.6
Equity Interests	135,122	5.8	185,926	8.0
Warrants	—	—	696	0.0
Subordinated Notes in Investment Vehicles (1)	369,709	15.8	352,832	15.1
Preferred Equity Interest in Investment Vehicles (1)	10	0.0	1,836	0.1
Equity Interests in Investment Vehicles (1)	66,209	2.8	26,648	1.1
Cash and cash equivalents	25,690	1.1	25,690	1.1
Foreign cash	2,309	0.1	2,854	0.1
Restricted cash and cash equivalents	30,110	1.3	30,110	1.3
Total	$2,342,330	100.0%	$2,328,988	100.0%

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

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of September 30, 2026 (dollars in thousands):

	As of September 30, 2026
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies (1)	Percentage of Total
2	$2,102,487	92.6%	200	93.0%
3	116,440	5.1	10	4.7
4	51,407	2.3	5	2.3
Total	$2,270,334	100.0%	215	100.0%
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

As of September 30, 2026, the Company had commitments with respect to its equity and subordinated note interests of ISLP in the aggregate amount of $254.3 million. The Company has contributed $254.3 million in capital and has no unfunded capital commitments. As of September 30, 2026, Pantheon had commitments with respect to its equity and subordinated note interests of ISLP in the aggregate amount of $149.2 million. Pantheon had contributed $149.2 million in capital and has no unfunded capital commitments. The Company and Pantheon each appointed two members to ISLP’s four-person Member Designees’ Committee. All material decisions with respect to ISLP, including those involving its investment portfolio, require unanimous approval of a quorum of Member Designees’ Committee. The Company does not consolidate its investments in ISLP as it is not a substantially wholly owned investment company subsidiary. In addition, the Company does not control ISLP due to the allocation of voting rights among ISLP members.

As of September 30, 2026, ISLP had $696.9 million in debt and equity investments, at fair value. The following table is a summary of ISLP’s portfolio at fair value:

	As of	As of
	September 30, 2026	December 31, 2025
Total investments	$696,898	$733,104
Weighted average yield on investments	9.9%	9.6%
Number of borrowers in ISLP	38	40
Largest portfolio company investment	$56,759	$52,026
Total of five largest portfolio company investments	$206,902	$200,518
Unfunded commitments	$986	$1,344

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

As of September 30, 2026, the Company’s investment in SLP consisted of subordinated notes of $162.1 million, preferred equity interests of $1.8 million and equity interests of $0.0 million. As of December 31, 2025, the Company’s investment in SLP consisted of subordinated notes of $157.9 million, preferred equity interests of $1.8 million and equity interests of $5.0 million. The Company and Amberstone each appointed two members to SLP’s four-person Member Designees’ Committee. All material decisions with respect to SLP, including those involving its investment portfolio, require unanimous approval of a quorum of Member Designees’ Committee. The Company does not consolidate its investments in SLP as it is not a substantially wholly owned investment company subsidiary. In addition, the Company does not control SLP due to the allocation of voting rights among SLP members.

The following table is a summary of SLP’s portfolio at fair value:

	As of	As of
	September 30, 2026	December 31, 2025
Total investments	$1,617,666	$1,536,252
Weighted average yield on investments	9.5%	9.4%
Number of borrowers in SLP	110	99
Largest portfolio company investment	$40,187	$42,227
Total of five largest portfolio company investments	$186,785	$188,219
Unfunded commitments	$1,155	$4,109

Results of Operations

Our operating results for the three months ended September 30, 2026 and 2025 were as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2026	2025
Total investment income	$59,853	$67,200
Total expenses, net of fee waivers	31,413	37,199
Net investment income before taxes	28,440	30,001
Less: Income taxes, including excise tax	731	801
Net investment income	27,709	29,200
Net realized gain (loss)	(11,781)	(10,417)
Net change in unrealized appreciation	778	(80)
Net increase in net assets resulting from operations	$16,706	$18,703

Our operating results for the nine months ended September 30, 2026 and 2025 were as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2026	2025
Total investment income	$188,375	$205,004
Total expenses, net of fee waivers	102,328	110,151
Net investment income before taxes	86,047	94,853
Less: Income taxes, including excise tax	2,369	2,953
Net investment income	83,678	91,900
Net realized loss	(42,260)	(33,702)
Net change in unrealized appreciation	(7,267)	12,774
Net increase in net assets resulting from operations	$34,151	$70,972

Net increase in net assets resulting from operations can vary from period to period as a result of various factors, including additional financing, new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. Due to these factors, comparisons may not be meaningful.

Investment Income

The composition of our investment income for the three months ended September 30, 2026 and 2025 was as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2026	2025
Interest income	$45,008	$53,950
Dividend income	5,770	4,181
PIK income	7,895	7,464
Other income	1,180	1,605
Total investment income	$59,853	$67,200

Interest income from investments, which includes interest and accretion of discounts and fees, decreased to $45.0 million for the three months ended September 30, 2026 from $54.0 million for the three months ended September 30, 2025, primarily due to a decrease in the size of the investment portfolio.

Dividend income increased to $5.8 million for the three months ended September 30, 2026 from $4.2 million for the three months ended September 30, 2025, primarily due to an increase in dividend income from SLP and certain equity investments.

PIK income increased to $7.9 million for the three months ended September 30, 2026 from $7.5 million for the three months ended September 30, 2025, primarily due to an increase in the number of investments earning PIK income, including new investments underwritten with PIK income and amendments to existing investments.

Other income decreased to approximately $1.2 million for the three months ended September 30, 2026 from $1.6 million for the three months ended September 30, 2025, primarily due to a decrease in structuring, amendment, and arrangement fees earned on certain investments.

The composition of our investment income for the nine months ended September 30, 2026 and 2025 was as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2026	2025
Interest income	$139,543	$159,004
Dividend income	20,211	15,755
PIK income	24,133	21,607
Other income	4,488	8,638
Total investment income	$188,375	$205,004

Interest income from investments, which includes interest and accretion of discounts and fees, decreased to $139.5 million for the nine months ended September 30, 2026 from $159.0 million for the nine months ended September 30, 2025, primarily due to a decrease in the size of the investment portfolio.

Dividend income increased to $20.2 million for the nine months ended September 30, 2026 from $15.8 million for the nine months ended September 30, 2025, primarily due to an increase in dividend income from SLP and certain equity investments.

PIK income increased to approximately $24.1 million for the nine months ended September 30, 2026 from $21.6 million for the nine months ended September 30, 2025, primarily due to an increase in the number of investments earning PIK income, including new investments underwritten with PIK income and amendments to existing investments.

Other income decreased to approximately $4.5 million for the nine months ended September 30, 2026 from $8.6 million for the nine months ended September 30, 2025, primarily due to a decrease in commitment, upfront, and structuring fees earned on certain investments.

As of September 30, 2026, the weighted average yield of our investment portfolio increased to 11.2% from 11.1% as of September 30, 2025, at amortized cost.

Operating Expenses

The composition of our operating expenses for the three months ended September 30, 2026 and 2025 were as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2026	2025
Interest and debt financing expenses	$20,140	$20,310
Base management fee	8,778	9,430
Incentive fee	—	4,599
Professional fees	608	713
Directors fees	180	182
Other general and administrative expenses	1,707	1,965
Total expenses, net of fee waivers	$31,413	$37,199

The composition of our operating expenses for the nine months ended September 30, 2026 and 2025 were as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2026	2025
Interest and debt financing expenses	$61,056	$60,986
Base management fee	26,856	27,755
Incentive fee	6,419	12,267
Professional fees	1,920	2,141
Directors fees	540	538
Other general and administrative expenses	5,537	6,464
Total expenses, net of fee waivers	$102,328	$110,151

Interest and Debt Financing Expenses

Interest and debt financing expenses on our borrowings decreased to $20.1 million from $20.3 million for the three months ended September 30, 2026 and 2025, respectively. This decrease was primarily due to a decrease in average debt outstanding. Interest and debt financing expenses on our borrowings increased to $61.1 million from $61.0 million for the nine months ended September 30, 2026 and 2025, respectively. This increase was primarily due to fluctuations in base rates. The weighted average principal debt balance outstanding for the three months ended September 30, 2026 was $1.5 billion compared to $1.5 billion for the three months ended September 30, 2025. The weighted average principal debt balance outstanding for the nine months ended September 30, 2026 was $1.5 billion compared to $1.5 billion for the nine months ended September 30, 2025.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the nine months ended September 30, 2026 and the year ended December 31, 2025 was 4.9% and 4.8%, respectively.

Management Fee

Management fee (net of waivers) decreased to $8.8 million for the three months ended September 30, 2026 from $9.4 million for the three months ended September 30, 2025. Management fee (gross of waivers) decreased to $8.8 million for the three months ended September 30, 2026 from $9.4 million for the three months ended September 30, 2025, primarily due to a decrease in total assets throughout the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Management fee waived for the three months ended September 30, 2026 and 2025 was $0.0 million and $0.0 million, respectively.

Management fee (net of waivers) was $26.9 million for the nine months ended September 30, 2026 and $27.8 million for the nine months ended September 30, 2025. Management fee (gross of waivers) was $26.9 million for the nine months ended September 30, 2026 and $27.8 million for the nine months ended September 30, 2025. Management fee waived for the three and nine months ended September 30, 2026 and 2025 was $0.0 million and $0.0 million, respectively.

Incentive Fee

Incentive fee (net of waivers) decreased to $0.0 million for the three months ended September 30, 2026 from $4.6 million for the three months ended September 30, 2025. The following table summarizes the incentive fee for the three months ended September 30, 2026 and 2025 (dollars in thousands):

	For the Three Months Ended September 30,
	2026	2025
Trailing twelve quarter pre-incentive fee net investment income	$435,607	$468,194
Trailing twelve quarter Net Capital Loss	(91,469)	(34,985)
Cumulative Net Return	344,138	433,209
Incentive fee rate on Cumulative Net Return	17.5%	17.5%
Incentive Fee Cap	60,224	75,812
Prior eleven quarter payments	(60,763)	(71,213)
Total incentive fee	$—	$4,599

For the three months ended September 30, 2026, there were no incentive fees related to the GAAP Incentive Fee.

Incentive fee (net of waivers) decreased to $6.4 million for the nine months ended September 30, 2026 from $12.3 million for the nine months ended September 30, 2025, primarily due to the incentive fee cap.

For the nine months ended September 30, 2026, there were no incentive fees related to the GAAP Incentive Fee.

Professional Fees and Other General and Administrative Expenses

Professional fees and other general and administrative expenses decreased to $2.3 million for the three months ended September 30, 2026 from $2.7 million for the three months ended September 30, 2025, primarily due to a decrease in costs associated with servicing our investment portfolio.

Professional fees and other general and administrative expenses decreased to $7.5 million for the nine months ended September 30, 2026 from $8.6 million for the nine months ended September 30, 2025, primarily due to a decrease in costs associated with servicing our investment portfolio.

Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended September 30, 2026 and 2025 (dollars in thousands):

	For the Three Months Ended September 30,
	2026	2025
Gross realized gain on investments	$1,760	$10,681
Gross realized loss on investments	(12,275)	(20,417)
Gross realized gain on foreign currency transactions	846	340
Gross realized loss on foreign currency transactions	(15)	(5)
Gross realized gain on forward currency exchange contracts	7	44
Gross realized loss on forward currency exchange contracts	(2,104)	(1,060)
Net realized loss	$(11,781)	$(10,417)

Change in unrealized appreciation on investments	$27,815	$41,558
Change in unrealized depreciation on investments	(30,033)	(44,478)
Net change in unrealized appreciation on investments	(2,218)	(2,920)
Unrealized appreciation on foreign currency translation	233	(183)
Unrealized appreciation on forward currency exchange contracts	2,763	3,023
Net change in unrealized appreciation on foreign currency and forward currency exchange contracts	2,996	2,840
Net change in unrealized appreciation	$778	$(80)

For the three months ended September 30, 2026, realized gains were primarily driven by the sale of the Company’s investments in Forward Slope. For the three months ended September 30, 2026, realized losses were primarily driven by the restructuring of the Company’s investment in Quantix SCS, LLC.

For the three months ended September 30, 2025, realized gains were primarily driven by the sale of the Company’s equity interests in DC Blox. For the three months ended September 30, 2025, realized losses were primarily driven by the sale of the Company’s debt and equity investments in Walker Edison.

For the three months ended September 30, 2026, we had $27.8 million in unrealized appreciation on 76 portfolio company investments, which was offset by $30.0 million in unrealized depreciation on 141 portfolio company investments. For the three months ended September 30, 2026, unrealized appreciation was primarily driven by the reversal of unrealized depreciation resulting from the restructuring of Quantix SCS, LLC and company specific valuation adjustments on equity investments in Abracon TopCo, LLC and on equity and debt investments in TLC Holdco LP and TLC Purchaser, Inc. For the three months ended September 30, 2026, the unrealized depreciation was primarily driven by decreases in the fair value of the Company’s investment in ISLP and certain portfolio company investments including Efficient Collaborative Retail Marketing Company, LLC, Service Master, and Applitools, reflecting a combination of company specific valuation adjustments and market driven factors including widening of credit spreads.

For the three months ended September 30, 2025, we had $41.6 million in unrealized appreciation on 53 portfolio company investments, which was offset by $44.5 million in unrealized depreciation on 141 portfolio company investments. For the three months ended September 30, 2025, unrealized appreciation was primarily driven by the reversal of unrealized depreciation resulting from the exit of Walker Edison, and company specific valuation adjustments on the equity investment in Ansett Aviation Training. For the three months ended September 30, 2025, unrealized depreciation was primarily due to a decrease in fair value of the Company’s investment in ISLP, widening of credit spreads and company specific valuation adjustments on Gale Aviation (Offshore) Co.

The following table summarizes our net realized and unrealized gains (losses) for the nine months ended September 30, 2026 and 2025 (dollars in thousands):

	For the Nine Months Ended September 30,
	2026	2025
Gross realized gain on investments	$8,120	$17,542
Gross realized loss on investments	(42,166)	(47,081)
Gross realized gain on foreign currency transactions	168	678
Gross realized loss on foreign currency transactions	(160)	(11)
Gross realized gain on forward currency exchange contracts	8	425
Gross realized loss on forward currency exchange contracts	(8,230)	(5,255)
Net realized loss	$(42,260)	$(33,702)

Change in unrealized appreciation on investments	$65,083	$102,322
Change in unrealized depreciation on investments	(84,744)	(77,160)
Net change in unrealized appreciation on investments	(19,661)	25,162
Unrealized appreciation on foreign currency translation	(129)	1,736
Unrealized appreciation on forward currency exchange contracts	12,523	(14,124)
Net change in unrealized appreciation on foreign currency and forward currency exchange contracts	12,394	(12,388)
Net change in unrealized appreciation	$(7,267)	$12,774

For the nine months ended September 30, 2026, realized gains were primarily driven by the sale of the Company’s equity interest in BTX Precision and FCG Acquisitions, Inc. For the nine months ended September 30, 2026, realized losses were primarily driven by the sale of the Company’s equity interest in Gale Aviation (Offshore) Co, the exit of Aptus 1724 GmbH, and Music Creation Group Bidco GmbH and the restructuring of the Company’s investment in Quantix SCS, LLC.

For the nine months ended September 30, 2025, realized gains were primarily driven by the sale of the Company’s equity interests in DC Blox and Eagle Rock Capital Corporation. For the nine months ended September 30, 2025, realized losses were primarily driven by the sale of the Company’s debt and equity investments in Walker Edison and Aimbridge Hospitality.

For the nine months ended September 30, 2026, we had $65.1 million in unrealized appreciation on 72 portfolio company investments, which was offset by $84.7 million in unrealized depreciation on 153 portfolio company investments. For the nine months ended September 30, 2026, the unrealized appreciation was primarily driven by the reversal of unrealized depreciation resulting from the sale of Gale Aviation (Offshore) Co and restructure of Abracon Group Holdings, LLC. The unrealized appreciation was further driven by company specific valuation adjustments on equity investments in Legacy Corporate Lending HoldCo, LLC and Lightning Holdings B, LLC. For the nine months ended September 30, 2026, the unrealized depreciation was primarily driven by decreases in the fair value of the Company’s investment in ISLP and SLP and certain portfolio company investments including Service Master, Applitools, Efficient Collaborative Retail Marketing Company, LLC, and MZR Buyer, LLC.

For the nine months ended September 30, 2025, we had $102.3 million in unrealized appreciation on 92 portfolio company investments, which was offset by $77.2 million in unrealized depreciation on 113 portfolio company investments. For the nine months ended September 30, 2025 unrealized appreciation was primarily driven by the reversal of prior unrealized depreciation resulting from the sale of Walker Edison, Aimbridge Hospitality, and Forming Machining Industries Holdings, LLC and company specific valuation adjustments on iBanFirst, Legacy Corporate Lending HoldCo, LLC and SensorTower. For the nine months ended September 30, 2025, unrealized depreciation was primarily due to a decrease in fair value of the Company’s investment in ISLP, widening of credit spreads and company specific valuation adjustments on Gale Aviation (Offshore) Co.

The following table summarizes the impact of foreign currency for the three months ended September 30, 2026 and 2025 (dollars in thousands):

	For the Three Months Ended September 30,
	2026	2025
Net change in unrealized appreciation on investments due to foreign currency	$(389)	$(2,149)
Net realized gain on investments due to foreign currency	2	933
Net change in unrealized appreciation on foreign currency translation	233	(183)
Net realized gain on foreign currency transactions	831	335
Net change in unrealized appreciation on forward currency exchange contracts	2,763	3,023
Net realized loss on forward currency exchange contracts	(2,097)	(1,016)
Foreign currency impact to net increase in net assets resulting from operations	$1,343	$943

Included in total net gains (losses) on the Consolidated Statements of Operations were gains (losses) of $0.7 million and ($1.1) million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the three months ended September 30, 2026 and 2025, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $0.7 million and $2.0 million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the Consolidated Statements of Operations is $1.3 million and $0.9 million for the three months ended September 30, 2026 and 2025, respectively.

The following table summarizes the impact of foreign currency for the nine months ended September 30, 2026 and 2025 (dollars in thousands):

	For the Nine Months Ended September 30,
	2026	2025
Net change in unrealized appreciation on investments due to foreign currency	$(4,037)	$12,622
Net realized gain on investments due to foreign currency	799	3,409
Net change in unrealized appreciation on foreign currency translation	(129)	1,736
Net realized gain on foreign currency transactions	8	667
Net change in unrealized appreciation on forward currency exchange contracts	12,523	(14,124)
Net realized loss on forward currency exchange contracts	(8,222)	(4,830)
Foreign currency impact to net increase (decrease) in net assets resulting from operations	$942	$(520)

Included in total net gains (losses) on the Consolidated Statements of Operations were gains (losses) of ($3.4) million and $18.4 million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the nine months ended September 30, 2026 and 2025, respectively. Including the total net realized and unrealized losses on forward currency exchange contracts of $4.3 million and ($19.0) million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the Consolidated Statements of Operations is $0.9 million and ($0.5) million for the nine months ended September 30, 2026 and 2025, respectively.

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

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended September 30, 2026 and 2025, the increase in net assets resulting from operations was $16.7 million and $18.7 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended September 30, 2026 and 2025, our per share net increase in net assets resulting from operations was $0.26 and $0.29, respectively.

For the nine months ended September 30, 2026 and 2025, the increase in net assets resulting from operations was $34.2 million and $71.0 million, respectively. Based on the weighted average shares of common stock outstanding for the nine months ended September 30, 2026 and 2025, our per share net increase in net assets resulting from operations was $0.53 and $1.10, respectively.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time raise additional equity or debt capital through registered offerings, enter into additional debt facilities, or increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. We are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. As of September 30, 2026 and December 31, 2025, our asset coverage ratio was 179.8% and 175.9%, respectively.

At September 30, 2026 and December 31, 2025, we had $58.7 million and $58.9 million in cash, foreign cash, restricted cash and cash equivalents, respectively.

At September 30, 2026, we had approximately $887.0 million of availability on our Sumitomo Credit Facility, subject to existing terms and regulatory requirements. At December 31, 2025 we had approximately $604.0 million of availability on our Sumitomo Credit Facility subject to existing terms and regulatory requirements.

For the nine months ended September 30, 2026, cash, foreign cash, restricted cash, and cash equivalents decreased by $0.3 million. During the nine months ended September 30, 2026, we provided $235.3 million in cash for operating activities. The increase in cash provided by operating activities was primarily related to proceeds from principal payments and sales of investments of $745.7 million and a net increase in assets resulting from operations of $34.2 million, which was offset by purchases of investments of $521.2 million. During the nine months ended September 30, 2026, we used $235.5 million for financing activities, primarily on repayments of $888.0 million and distributions paid during the period of $91.5 million, partially offset by the issuance of the March 2031 Notes for $350.0 million, and borrowings under our Sumitomo Credit Facility of $405.0 million.

For the nine months ended September 30, 2025, cash, foreign cash, restricted cash, and cash equivalents decreased by $12.3 million. During the nine months ended September 30, 2025, we provided $2.4 million in cash for operating activities. The increase in cash provided by operating activities was primarily related to proceeds from principal payments and sales of investments of $1,052.0 million and a net increase in assets resulting from operations of $71.0 million, which was offset by purchases of investments of $1,150.4 million. During the nine months ended September 30, 2025, we used $17.1 million for financing activities, primarily on repayments of $1,061.2 million and distributions paid during the period of $116.6 million, partially offset by the issuance of the March 2030 Notes for

$350.0 million, the execution of the 2019‑1 CLO Replacement Notes for $150.6 million and borrowings under our Sumitomo Credit Facility of $664.0 million.

Equity

On November 19, 2018, we closed our IPO issuing 7,500,000 shares of common stock at a public offering price of $20.25 per share. Shares of common stock of the Company began trading on the NYSE under the symbol “BCSF” on November 15, 2018. The offering generated net proceeds, after expenses, of $145.4 million. All outstanding capital commitments from the Company’s Private Offering were cancelled as of the completion of the IPO.

On May 7, 2019, the Company’s Board authorized the Company to repurchase up to $50 million of its outstanding common stock in accordance with safe harbor rules under the Exchange Act. Any such repurchases will depend upon market conditions and there is no guarantee that the Company will repurchase any particular number of shares or any shares at all. As of September 30, 2026, there have been no repurchases of common stock.

On February 27, 2025, the Company entered into equity distribution agreements (each, an “Equity Distribution Agreement”), by and among the Company, the Advisor and, severally and not jointly, each of Raymond James & Associates, Inc. and Keefe, Bruyette & Woods, Inc. (the “Sales Agents”) in connection with the sale by the Company of up to $250.0 million of shares of the Company’s common stock, in amounts and at times to be determined by the Company (the “Offering”). Actual sales, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions and the market price of the common stock.

Each Equity Distribution Agreement provides that the Company may offer and sell shares of its common stock from time to time through the Sales Agents, or to them. Sales of its common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the NYSE or any similar securities exchange or sales made to or through a market maker other than on a securities exchange, at prices related to the prevailing market prices or at negotiated prices. Pursuant to the terms of each Equity Distribution Agreement, each Sales Agent will receive a commission from the Company of up to 1.50% of the gross sales price of any common stock sold through the relevant Sales Agent under its Equity Distribution Agreement. Each Equity Distribution Agreement contains customary representations, warranties and agreements of the Company, indemnification rights and other obligations of the parties and termination provisions.

The Company may from time to time issue and sell common stock through public or “at the market” offerings. No common stock was issued and sold through public or “at the market” offerings during the nine months ended September 30, 2026. In connection with the issuance of common stock, the Company issued and sold common stock during the nine months ended September 30, 2025 as follows:

	Number of Shares of Common		Underwriting Fees/		Average Offering
Issuances of Common Stock	Stock Issued	Gross Proceeds	Offering Expenses	Net Proceeds	Price Per Share
“At the market” offerings	253.9	$4,574.7	$23.2	$4,551.4	$18.02
Total			$23.2	$4,551.4

Debt

The Company’s outstanding borrowings as of September 30, 2026 and December 31, 2025 were as follows:

As of September 30, 2026			As of December 31, 2025
Total Aggregate	Principal		Total Aggregate	Principal
Principal Amount	Amount	Carrying	Principal Amount	Amount	Carrying
Committed	Outstanding	Value (1)	Committed	Outstanding	Value (1)

2019-1 Debt	$272,000	$272,000	$270,349	$272,000	$272,000	$270,224
March 2026 Notes	—	—	—	300,000	300,000	299,786
October 2026 Notes	300,000	300,000	299,951	300,000	300,000	298,926
March 2030 Notes (2)	350,000	350,000	335,591	350,000	350,000	350,860
March 2031 Notes (2)	350,000	350,000	326,220	—	—	—
Sumitomo Credit Facility	955,000	68,000	68,000	855,000	251,000	251,000
Total Debt	$2,227,000	$1,340,000	$1,300,111	$2,077,000	$1,473,000	$1,470,796

(1)
Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.
(2)
The carrying value of the March 2030 Notes and March 2031 Notes includes the effective portion of the fair value of the interest rate swap, as further discussed in Note 7, Derivatives, to these Consolidated Financial Statements.

For additional information on our debt obligations see “Item 1. Consolidated Financial Statements - Notes to Consolidated Financial Statements - Note 6. Debt” and “Item 1. Consolidated Financial Statements - Notes to Consolidated Financial Statements - Note 12. Subsequent Events”.

Distribution Policy

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the nine months ended September 30, 2026 (dollars in thousands, except per share):

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
February 26, 2026	March 16, 2026	March 30, 2026	$0.42	$27,245
May 11, 2026	June 15, 2026	June 29, 2026	$0.42	$27,245
August 10, 2026	September 15, 2026	September 29, 2026	$0.42	$27,245
Total distributions declared			$1.26	$81,735

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

Commitments and Off-Balance Sheet Arrangements

As of September 30, 2026, we had $435.5 million of unfunded commitments under loan and financing agreements.

As of December 31, 2025, we had $464.8 million of unfunded commitments under loan and financing agreements.

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

Significant Accounting Estimates and Critical Accounting Policies

Basis of Presentation

The Company’s unaudited Consolidated Financial Statements have been prepared in accordance with U.S. GAAP. The Company’s Consolidated Financial Statements and related financial information have been prepared pursuant to the requirements for reporting on Form 10‑Q and Articles 1, 6, 10 and 12 of Regulation S-X. These Consolidated Financial Statements reflect adjustments that in the opinion of the Company are necessary for the fair statement of the financial position and results of operations for the periods presented herein and are not necessarily indicative of the full fiscal year. We have determined we meet the definition of an investment company and follow the accounting and reporting guidance in ASC 946. Our functional currency is U.S. dollars and these Consolidated Financial Statements have been prepared in that currency.

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

On November 28, 2018, our Board, including a majority of our Independent Directors, initially approved the Amended Advisory Agreement. On February 1, 2019 the Company’s stockholders approved the Amended Advisory Agreement. Pursuant to this Agreement, effective February 1, 2019, the Base Management Fee of 1.5% (0.375% per quarter) of the average value of the Company’s gross assets (excluding cash and cash equivalents, but including assets purchased with borrowed amounts) will continue to apply to assets held at an asset coverage ratio of 200%, but a lower Base Management Fee of 1.0% (0.25% per quarter) of the average value of the Company’s gross assets (excluding cash and cash equivalents, but including assets purchased with borrowed amounts) will apply to any amount of assets attributable to leverage decreasing the Company’s asset coverage ratio below 200%. The Amended Advisory Agreement incorporates (i) a three-year lookback provision and (ii) a cap on quarterly income incentive fee payments based on net realized or unrealized capital loss, if any, during the applicable three-year lookback period.

We have entered into an Administration Agreement with the Administrator pursuant to which the Administrator will furnish us with administrative services necessary to conduct our day-to-day operations. The Administration Agreement was initially approved by our Board on October 6, 2016. We reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including certain compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley Act internal control assessment.

If any of our contractual obligations discussed above are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our Amended Advisory Agreement and Administration Agreement.

The following table shows the contractual maturities of our debt obligations as of September 30, 2026 (dollars in thousands):

Payments Due by Period
	Less than			More than
Total	1 year	1 — 3 years	3 — 5 years	5 years

2019-1 Debt	$272,000	$—	$—	$—	$272,000
October 2026 Notes	300,000	300,000	—	—	—
March 2030 Notes	350,000	—	—	350,000	—
March 2031 Notes	350,000	—	—	350,000	—
Sumitomo Credit Facility	68,000	—	—	68,000	—
Total Debt Obligations	$1,340,000	$300,000	$—	$768,000	$272,000

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

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. Uncertainty with respect to the imposition of tariffs on and trade disputes with certain countries, the fluctuations in global interest rates, the ongoing war between Russia and Ukraine, continued conflicts and political unrest in the Middle East and South America and concerns over future increases in inflation or adverse investor sentiment generally, introduced significant volatility in the financial markets, and the effects of this volatility have materially impacted and could continue to materially impact our market risks, including those listed below. For more information concerning these risks and their potential impact on our business and our operating results, see “Risk Factors—General Risk Factors—Economic recessions or downturns could impair our portfolio companies, and defaults by our portfolio companies will harm our operating results” and “Risk Factors—General Risk Factors—Inflation and actions by central banks or monetary authorities, including the U.S. Federal Reserve, to address inflation may adversely affect the business, results of operations and financial condition of our portfolio companies” in our Annual Report.

Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. See “Risk Factors—Risks Relating to Our Investments—Our debt investments may be risky, and we could lose all or part of our investments” in our Annual Report. In a prolonged low interest rate environment, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net income as indicated per the table below.

As of September 30, 2026, 94.1% of our debt investments based on fair value had floating rates. Additionally, the weighted average floor, based on fair value, of our debt investments was 0.8% and the majority of our debt investments have a floor of 1.0%. The Sumitomo Credit Facility bears interest at variable interest rates with a floor of 0.0%. Our unsecured notes bear interest at fixed rates, except for the March 2030 Notes and March 2031 Notes, which are hedged against interest rate swap instruments. The 2019-1 Debt bears interest at variable rates with a floor of 0.0%.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Assuming that the statement of financial condition as of September 30, 2026 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands). Net increase (decrease) in net investment income (as shown in the table below) includes the impact of incentive fees:

			Net Increase
	Increase	Increase	(Decrease) in Net
	(Decrease) in	(Decrease) in	Investment
Change in Interest Rates	Interest Income	Interest Expense	Income
Down 100 basis points	$(15,831)	$(10,400)	$(4,481)
Down 200 basis points	(31,440)	(20,800)	(8,778)
Down 300 basis points	(46,432)	(31,200)	(12,566)
Up 100 basis points	16,053	10,400	4,664
Up 200 basis points	32,107	20,800	9,328
Up 300 basis points	48,160	31,200	13,992

From time to time, we may make investments that are denominated in a foreign currency. These investments are translated into U.S. dollars at the balance sheet date, exposing us to movements in foreign exchange rates. We currently employ and may in the future continue to employ hedging techniques to minimize these risks, but we cannot assure investors that such strategies will be effective or without risk to us. We currently utilize and may in the future continue to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. As of September 30, 2026, the net unrealized appreciation on our forward foreign currency exchange contracts was $3.5 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2026 (the end of the period covered by this report), our management has carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15(e) or 15d‑15(e) under the Exchange Act). Based on that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act, that occurred during our most recently completed fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the fiscal quarter ended September 30, 2026, there have been no material changes to the risk factors set forth in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not engage in any unregistered sales of equity securities, issue any common stock under the Company’s dividend reinvestment plan, or purchase any common stock during the three months ended September 30, 2026.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000‑55528) filed on October 6, 2016).

3.2*	Amended and Restated Bylaws.

10.1

Fourth Amendment to Senior Secured Revolving Credit Agreement, dated July 28, 2026 by and among Bain Capital Specialty Finance, Inc., as borrower, Sumitomo Mitsui Banking Corporation, as administrative agent and as collateral agent, the lenders and issuing banks party thereto and, solely with respect to Section 6.9 therein, the subsidiary guarantors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 31, 2026).

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

Bain Capital Specialty Finance, Inc.

Date: November 9, 2026	By:	/s/ Michael A. Ewald
	Name:	Michael A. Ewald
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2026	By:	/s/ Amit Joshi
	Name:	Amit Joshi
	Title:	Chief Financial Officer (Principal Financial Officer) and Principal Accounting Officer